Form 10QSB
period 2005-04-30
INFITECH VENTURES INC
filed 2005-06-15
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51073

INFITECH VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0335119
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

20 Lyall Avenue
Toronto, Ontario, Canada M4E 1V9	(416) 691-4068
(Address of principal executive offices)	Issuer's telephone number

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 14, 2005, the Issuer had 12,244,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

April 30, 2005

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
April 30, 2005
(Unaudited)

ASSETS

Current
Cash and cash equivalents	$3,167
Deferred tax asset less valuation allowance of $69,562	-
Total current assets	3,167

Patent and intellectual property	17,500

Total assets	$20,667

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$21,214
Accounts payable and accrued liabilities - related party	4,200
Due to related parties	10,800
Total current liabilities	36,214

Commitments and Contingency (Notes 2 and 4)

Deficiency in Assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 12,244,000 shares	12,244
Additional paid-in capital	170,956
Deficit accumulated during the development stage	(198,747)

Total deficiency in assets	(15,547)

Total liabilities and deficiency in assets	$20,667

See accompanying notes.

INFITECH VENTURES INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended	3 months ended	3 months ended
	to April 30, 2005	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004

Expenses
Contributed executive services	$105,000	$45,000	$-	$15,000	$-
Office and miscellaneous	5,934	4,639	771	3,227	560
Professional fees	78,107	52,580	3,200	27,003	3,200
Rent	9,000	1,800	600	600	-
Web-site development	706	220	-	220	-

Loss before income taxes	(198,747)	(104,239)	(4,571)	(46,050)	(3,760)

Provision for income taxes	-	-	-	-	-

Net loss	$(198,747)	$(104,239)	$(4,571)	$(46,050)	$(3,760)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.01)	$-

Weighted average number of
shares outstanding		12,095,233	12,094,000	12,098,891	12,094,000

See accompanying notes.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

					Deficit
					Accumulated
	Common Shares		Additional	Obligation	During the
			Paid in	to Issue	Development
	Number	Amount	Capital	Shares	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	60,000
Net loss	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	(6,995)	59,005

Net loss	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	2,700
Net loss	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500	-	7,500
Net loss	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	(94,508)	43,692

Contributed executive services	-	-	45,000	-	-	45,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-
Net loss	-	-	-	-	(104,239)	(104,239)

Balance, April 30, 2005	12,244,000	$12,244	$170,956	$-	$(198,747)	$(15,547)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended
	to April 30, 2005	April 30, 2005	April 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,747)	$(104,240)	$(4,571)
Items not affecting cash:
Contributed executive services	105,000	45,000	-
Changes in liabilities:
Increase in accounts payable and accrued liabilities	21,214	15,385	-
Increase in accounts payable and accrued
liabilities - related party	4,200	1,800	-
Net cash used in operating activities	(68,333)	(42,055)	(4,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	70,700	-	-
Advances from related parties	10,800	9,000	-
Net cash provided by financing activities	81,500	9,000

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash and cash equivalents for the period	3,167	(33,055)	(4,571)

Cash and cash equivalents, beginning	-	36,222	58,538

Cash and cash equivalents, ending	$3,167	$3,167	$53,967

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2005
(Unaudited )

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on October 24, 2000 under the Laws of the State of Nevada. The Company intends to develop and market a wax technology relating to the process of solidifying and removing spilled oil on land and water. The Company is considered to be a development stage company as it has not generated revenues from operations.

All amounts are stated in United State dollars unless otherwise noted.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2005, and for all periods presented, have been included. Interim results for the three and nine-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependant on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

		April 30,
		2005
Deficit accumulated during the developmental stage		$(198,747)
Working capital (deficiency)	$	(33,047)

3.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Use of estimates

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2005
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the consolidated statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2005, cash and cash equivalents consisted of cash held at banks.

Accounting for impairment of long-lived assets and for long-lived assets to be disposed of.

Long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of an asset, an impairment loss will be recognized.

Web-site development costs

Web-site development costs are expensed as incurred.

Contributed executive services

Pursuant to SAB Topic 1:B (1) and the last paragraph of SAB 5:T, the Company is required to report all costs of conducting its business. Accordingly, the Company records the fair value of contributed executive services provided to the Company at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year in which the services are provided.

During the nine-month period ended April 30, 2005, the Company recorded contributed executive services in the amount of $45,000 (2004 - $ nil).

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2005
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock.

4.	PATENT AND INTELLECTUAL PROPERTY

Pursuant to an agreement dated May 6, 2004, the Company acquired a patent and intellectual rights to a process to solidify and remove spilled oil on land and water.

In consideration for the sale, assignment and transfer of the technology, the Company agreed to:

	a)	Pay the inventor the sum of $10,000 upon execution of the agreement (paid)
	b)	Issue to the inventor a total of 150,000 shares of common stock upon execution of the agreement (issued)
c)
Pay to the inventor a royalty fee in the amount of $0.075 (Cdn $0.10) per pound of the formulation produced by or on behalf of the Company to any subsidiary, affiliate, agent or sub-contractor of the Company as defined in the agreement.

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing May 2004. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to April 30, 2005 was not significant.

As the Company’s common stock was not publicly traded at the time of issuance, the Company used the last price at which the Company’s common stock was issued, being $0.05 per share, to determine the approximate current fair value of the 150,000 shares of common stock issued to the inventor.

Further, as the patent application has yet to be formally certified, no amortization expense has been recorded. Once the patent is approved, the cost of this asset will be amortized over its useful life. The patent application will expire on July 17, 2005, and the Company intends to file the necessary patent examination applications prior to that date.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2005
(Unaudited).

5.	INCOME TAXES

	A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

		April 30,
		2005
	Net loss	$(104,239)

	Expected income tax recovery	$36,484
	Unrecognized current benefit of operating losses	(36,484)

	Total income taxes	$-

	The Company’s total income tax asset is as follows:
		2005
	Tax benefit of net operating loss carry forward	$69,562
	Valuation allowance	(69,562)
		$-

The Company has net operating loss carryforwards of approximately $198,000 available for deduction against future years taxable income. The valuation allowance increased to $69,562 during the period ended April 30, 2005, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2025.

6.	RELATED PARTY TRANSACTIONS

At April 30, 2005, there is $10,800 payable to directors and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

During the nine-month period ended April 30, 2005 the Company paid rent of $1,800 (2004 - $600) to a director of the Company. Rent is paid on a month-to-month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine-month period ended April 30, 2005, the Company issued 150,000 shares at a value of $7,500 to settle an obligation to issue shares.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2005
(Unaudited)

8.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and accounts payable and accrued liabilities – related parties and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

9.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

10.	SUBSEQUENT EVENT

Subsequent to April 30, 2005, a director advanced funds of $11,500 to the Company. These advances are unsecured, non interest bearing with no fixed terms of repayment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the third quarter and nine month period ended April 30, 2005 and changes in our financial condition from July 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Registration Statement on Form 10-SB, originally filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2004 declared effective on April 18, 2005.

Corporate Background

Our business currently revolves around the development and marketing of a proprietary, patent-pending technology (the “Wax Technology”) that uses a molten wax compound consisting of paraffin wax and resins to control, clean and remediate oil and other liquid fuel spills on land and on water. In addition, as part of our long-term business plan, we intend to pursue business opportunities in wastewater treatment solutions.

Wax Products

We have developed and successfully tested prototypes of the Wax Technology and are in the process of refining the Wax Technology for commercial application. We intend to develop a variety of different products based on our Wax Technology for use in different applications. Once we have completed the development of our commercial products, we will proceed with the marketing stage of our business plan which involves marketing our products directly to environmental remediation contractors, insurance companies and other organizations involved in environmental clean-up activities. Although we have successfully developed and tested prototypes based on our Wax Technology, we have yet to complete the commercial development of products based on that technology. Our ability to pursue our plan of operation, as discussed below, depends upon our obtaining substantial financing, of which there is no assurance.

The Wax Technology

We entered into a Technology Transfer Agreement (the “Technology Agreement”) with the Wax Technology’s inventor, William Nelson, on May 6, 2004. Pursuant to the Technology Agreement, Mr. Nelson assigned to us all rights, title and interest to the Wax Technology, including the patent application registered by Mr. Nelson with respect to the Wax Technology. As consideration, we paid Mr. Nelson $10,000 USD and agreed to issue to Mr. Nelson 150,000 shares of our common stock, and a royalty of $0.10 CDN (approximately $0.075 USD) per pound of any products incorporating the Wax Technology produced by us. In addition, we agreed to pay Mr. Nelson a consulting fee of $1,000 CDN (approximately $750 USD) per month for a period of twelve months to assist us with technical issues related to the manufacture, use and improvement of the Wax Technology. Due to an administrative error, the shares issuable to Mr. Nelson under the Technology Agreement were not issued until January 28, 2005. Mr. Nelson has provided us with a written acknowledgement that we are in good standing under the Technology Agreement, and as such we do not believe that we are in default of our obligations under that agreement.

The Wax Technology, invented by William Nelson, utilizes a wax compound made up of a proprietary mixture of paraffin wax and synthetic resins to control and clean oil spills on land, still bodies of water and shorelines. The wax compound is heated to a liquid state and the molten wax compound is then sprayed on top of the oil spill in a manner similar to spray painting a car. Once the wax compound comes into contact with the oil spill, whether the spill is on water or the ground, the wax instantaneously solidifies. A chemical reaction occurs as the hydrocarbon molecules present in the oil spill automatically bond with the hydrocarbon molecules present in the wax. The result is a solidified mixture that floats and which can then be easily collected. The collected wax/oil mixture can then be reprocessed and recycled, separating the oil from the wax, and reused. The Wax Technology is designed for easy use by any laborer, significantly reduces the costs and dangers associated with existing remediation methods and cleans to existing environmental standards.

Product Development and Planned Wax Applications

Currently we intend to market different formulations of the Wax Technology for use on:

  Large and small still water, shoreline and inland water oil spills.
  Large and small inland oil spills.
  Industrial/commercial factory oil spills.
  Consumer inland oil spills.

Our product development work to date has focused primarily on adjusting the formulation of the wax itself, choosing waxes of different melt points for specific applications, and experimenting with waxes with different melt points and with different methods of application. When conducting our development work, consideration is given to:

  Expected weather conditions and season of the year.
  Type of oil spilled (e.g. bunker, diesel, gasoline etc.).
  Whether the spill is on land or water.
  Method to be used to retrieve the spent solid wax/oil mixture.
  Nature of the terrain (e.g. sandy beach vs. rocky shoreline).
  Application method and equipment.

By varying the formulation of wax and synthetic resins and the melting point of the wax, we are able to vary the structural strength of the wax, its rigidity, its elasticity and its adhesive qualities.

Wastewater Treatment Products

In addition to pursuing the development and marketing of the Wax Technology, as part of our long-term business plan, we are also exploring opportunities in wastewater treatment solutions. We intend to provide process design solutions and to supply equipment for ultraviolet disinfection, membrane filtration and sequencing batch reactor wastewater treatment systems. Although we will explore opportunities in this area if they present themselves, because of our limited financial resources, we do not expect to actively pursue opportunities in this area in the near term as we intend to focus our available resources on developing and marketing the Wax Technology.

Through Paul Daly, our founder and our President, Secretary and Treasurer, we have over 20 years of experience in providing environmental and wastewater solutions. Currently, because of our limited capital resources and because we are not actively pursuing opportunities in this area at this time, Dr. C.C. Shen, an expert in wastewater treatment design, has agreed to provide technical advice to us free of charge in order to assist us in evaluating prospective wastewater treatment technologies. Dr. Shen has not provided us with any significant consulting services to date. If we decide to pursue opportunities in wastewater treatment, of which there is no assurance, and we determine that we require extensive technical studies or engineering work to be performed, we will seek to enter into a formal consultancy agreement with Dr. Shen. It is expected that Mr. Daly and Dr. Shen’s experience will form the foundation of this planned business. In addition to our plans to provide process design services, we intend to seek opportunities to:

(a)	obtain exclusive rights to supply proprietary ultraviolet disinfection, membrane filtration and sequencing batch reactor equipment; or

(b)	obtain rights to act as suppliers for manufacturers of such equipment.

Currently we do not have any contracts to act as a dealer for manufacturers of ultraviolet disinfection, membrane filtration or sequencing batch reactor equipment and there is no assurance that we will be able to obtain such contracts in the future.

PLAN OF OPERATION

We anticipate spending approximately $750,000 over the next twelve months in pursuing our plan of operation. This amount is significantly greater than the total amount of financing that we have been able to acquire to date. This anticipated increase in expenditures is attributable to the fact that, subject to our obtaining sufficient financing, of which there is no assurance, we anticipate entering into the production and marketing phases of our business plan within the next twelve months. Our plan of operation for the next twelve months involves the following:

1.
Product Formulation and Testing: We intend to continue to develop, refine and test various formulations of our Wax Technology to develop a number of final products for application on various types of oils and fuels and locations. During this phase of our business plan, we expect that the majority of our activities will involve laboratory research and development and field testing of various formulations. During this stage of our development we will also work to develop application equipment designed to meet the needs of specific customers. We expect to complete this phase of our plan of operation within the next six months. We anticipate spending approximately $75,000 to complete the product formulation and testing phase of our plan of operation.

2.
Product Refinement, Market Development and Regulatory Approvals: Once we have completed the development of our anticipated products, we intend to focus our efforts on developing the market for those products. We will refine our marketing and sales program for each of the products depending upon the results our product development efforts. We expect that this phase of our plan will involve the following:

•
We will analyze our business model based on the anticipated costs of manufacturing our products and will determine the price of our products based upon that analysis and upon our analysis of market demand.

	•	We will conduct field tests of our product formulations and applicator equipment in an attempt to further refine them prior to marketing.

•
Subject to our obtaining additional financing, of which there is no assurance, we intend to submit our products to Environment Canada and the EPA and other regulatory bodies in an attempt to obtain their approval for our products.

We anticipate that this phase of our business will take approximately six to twelve months to complete and we do not anticipate making any significant sales or generating any significant revenues until this phase of our plan of operation is complete. We anticipate spending approximately $75,000 to complete this phase of our plan of operation.

3.
Production and Manufacturing: Once we have completed the market development stage of our plan, we anticipate that we will begin to produce and manufacture our products. We expect to expend approximately $325,000 over a twelve month period in producing and manufacturing our planned products and the applicator equipment to be used for dispensing those products. Production and manufacturing costs are expected to include the cost of raw materials, including paraffin wax, blending of the wax and other raw materials and packaging.

4.
Marketing: We also anticipate that, once we have completed the market development stage of our plan, we will begin to aggressively market our products. We intend to develop marketing literature, demonstration videos and CD-ROMS, enhance our internet capabilities, visit potential customers and conduct demonstrations and present exhibits at tradeshows. We expect to spend approximately $100,000 on marketing activities over a twelve month period.

In addition, we anticipate spending approximately $75,000 on legal, patent and other professional fees and approximately $100,000 on general administrative expenses and salaries for any sales and/or administrative personnel that we may hire.

Although we will explore opportunities in wastewater treatment as they present themselves, we do not expect to actively pursue opportunities in this area over the next twelve months and we intend to focus our available resources on developing and marketing the Wax Technology.

We expect that the amounts required to complete our plan of operation for the next twelve months will be in excess of our current cash reserves and our anticipated revenues for that period. As of April 30, 2005, the date of our most recently available financial statements, we had cash in the amount of $3,167. We anticipate that our current cash resources will only be sufficient to meet our requirements for the next three months. Further, it is anticipated that our business will not generate any significant revenues over the next twelve months. Accordingly, we will require substantial additional financing within the next three months in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with our plan of operation. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. The inability to raise the necessary financing will severely restrict our ability to complete the product development and market development phases of our plan of operation.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended April 30			Nine Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a
Expenses	$46,050	$3,760	1,124.73%	$104,239	$4,571	2,180.44%
Net Loss	$(46,050)	$(3,760)	1,124.73%	$(104,239)	$(4,571)	2,180.44%

Revenues

We have not earned any revenue to date and we do not anticipate earning revenue until we have completed commercial development of products incorporating our Wax Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Wax Technology once development is complete.

Operating Costs and Expenses

Our operating expenses for the quarterly period ended April 30, 2005 consisted of the following:

	Third Quarter Ended April 30			Nine Months Ended April 30
			Percentage			Percentage
	2005	2004	Increase / (Decrease)	2005	2004	Increase / (Decrease)

Contributed Executive Services	$15,000	$Nil	100%	$45,000	$Nil	100%
Office and Miscellaneous	3,227	560	476.25%	4,639	771	501.69%
Professional Fees	27,003	3,200	743.84%	52,580	3,200	1,543.13%
Rent	600	Nil	100%	1,800	600	200%
Web-Site Development	220	Nil	--	220	Nil	100%
Total Expenses	$46,050	$3,760	1,124.73	$104,239	$4,571	2,180.44%

Our expenses increased significantly during the three month and nine month periods ended April 30, 2005 over the same periods ended April 30, 2004. This increase is primarily the result of increases in the amount of professional fees incurred by us and the inclusion of contributed executive services as an expense item during the periods ended April 30, 2005.

The increases in professional fees relate primarily to professional fees paid in connection with our acquisition of the Wax Technology from Mr. Nelson, the consulting fee paid to Mr. Nelson under the Technology Agreement and to professional fees paid by us in connection with the preparation and filing of our Registration Statement on Form 10-SB and the amendments thereto.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the three month and nine month periods ended April 30, 2005, we recorded contributed executive services expenses of $15,000 and $45,000 respectively. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

Pursuant to our Technology Agreement with Mr. Nelson, Mr. Nelson has agreed to provide us with technical consulting services with respect to the development of the Wax Technology for a minimum of ten business days per month for a period of twelve months, beginning on June 1, 2004. In consideration for these services, we have agreed to pay Mr. Nelson the sum of $1,000 per month.

We do not have a written consultation agreement with Dr. C.C. Shen, our other significant consultant. Dr. Shen has verbally agreed to provide us with technical consulting services on an as needed basis, free of charge. To date Dr. Shen has not provided us with any significant consulting services. Dr. Shen is a former business associate and co-worker of our sole director and President, Secretary and Treasurer, Paul G. Daly.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At April 30, 2005	At July 31, 2004	Increase / (Decrease)
Current Assets	$3,167	$36,222	(91.26)%
Current Liabilities	(36,214)	(10,030)	261.06)%
Working Capital (Deficit)	$(33,047)	$26,192	(226.17)%

Cash Flows

	Nine Months Ended April 30
	2005	2004
Cash Flows from (used in) Operating Activities	$(42,055)	$4,571
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	9,000	--
Net Increase (decrease) in Cash During Period	$(33,055)	$(4,571)

The decreases in our working capital surplus at April 30, 2005 from our year ended July 31, 2004, and the increases in our cash used during the periods ended on April 30, 2005, from the comparable periods of the preceding fiscal years are primarily a result of the increase in our professional fees related to the acquisition of the Wax Technology from Mr. Nelson, the consulting fee paid to Mr. Nelson under the Technology Agreement and the professional fees paid in connection with preparing and filing our Registration Statement on Form 10-SB and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended April 30, 2005. During the period ended April 30, 2005, we borrowed $9,000 from Paul Daly, our founder and our President, Secretary and Treasurer, all of which is being used by us as general working capital. The amounts borrowed are unsecured, non-interest bearing and are due on demand.

As of April 30, 2005, the date of our most recently available financial statements, we had cash on hand of $3,167. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report dated November 10, 2004, that there is substantial doubt that we will be able to continue as a going concern.

We anticipate spending approximately $750,000 over the next twelve months in pursuing our plan of operation. This amount is in excess of our current working capital reserves and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-QSB.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Contributed Executive Services

Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided.

RISK FACTORS

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $750,000 in order to fund our plan of operation over the next twelve months. We do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment

Limited Operating History, Risks Of A New Business Venture

We were incorporated on October 24, 2000 and, prior to our acquisition of the Wax Technology, we had been involved primarily in organizational activities and in seeking business opportunities related to environmental technologies and products. We have not earned any revenues to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Operations Will Be Subject To Extensive Government Regulations

Our operations will be subject to extensive government regulations in the United States, Canada and in other countries in which we may operate. In order to sell our anticipated products, we may be required to obtain a number of regulatory approvals at the federal, state and local level, including the approval of the U.S. Environmental Protection Agency and Environment Canada. We may incur material costs or liabilities in obtaining such approvals and/or complying with applicable laws and regulations. Furthermore, our potential customers may be required to comply with numerous laws and regulations when engaging in environmental remediation activities. There can be no assurance that we will be able to successfully comply with all present or future government regulations. An inability to obtain necessary regulatory approvals or the imposition of onerous conditions on the use of our anticipated products will have a materially adverse effect on us, our business and our financial condition.

Our Business Operations, Assets and Personnel Are Located Outside The United States

Although we are incorporated in the United States, all of our current operating activities are conducted in, and all of our assets and personnel are located in, Canada. As such, investors in our securities may experience difficulty in enforcing judgments or liabilities against the Company or our personnel under United States securities laws.

Our corporate headquarters are located at 20 Lyall Avenue, Toronto, Ontario, Canada, M4E 1V9. As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Cane & Associates, LLP, located at 3273 East Warm Springs Road, Las Vegas, Nevada, 89120.

As a Nevada corporation, we are subject to the laws of the United States, including the federal securities laws of the United States, and to the jurisdiction of United States courts. As such, investors may bring proceedings against us, and enforce judgments obtained against us, in United States courts.

Generally, original actions to enforce liabilities under United States federal securities laws may not be brought in a Canadian court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against us in United States courts, including judgments obtained under United States federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

The business environment in which we intend to operate is highly competitive. Currently, there exist a number of established methods, products and technologies used to control, clean and remediate oil spills and we expect to experience competition from a number of established companies involved in the environmental remediation industry. Certain of our potential competitors will have greater technical, financial, marketing, sales and other resources than us.

In addition, while the environmental remediation industry is a mature one, there is no established market for products utilizing our Wax Technology. We are unable to provide assurances that our target customers and markets will accept our technologies or will purchase our products and services in sufficient quantities to achieve profitability. If a significant market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop products and we may be unable to meet our operational expenses. Acceptance of our anticipated products by environmental remediation firms and other organizations will depend upon a number of factors, including the cost competitiveness of our products, customer reluctance to try new products or services, regulatory requirements or the emergence of more competitive or effective products.

Rapid Technological Changes In Our Industry Could Make Our Products Obsolete

The environmental technology industry is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make our planned products obsolete. Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of customers. Material delays in introducing product enhancements may cause customers to forego purchases of our product and purchase those of competitors.

Asserting And Defending Intellectual Property Rights May Impact The Results Of Our Operations

We have applied for a patent from the CIPO, however we have not received a final grant of patent from the CIPO and there is no assurance that a final patent covering our technology will be granted. Even if we are granted a final patent protecting our technology, the success of our business may depend on our ability to successfully defend our intellectual property rights. Future litigation may have a material impact on our financial condition even if we are successful in developing and marketing products. We may not be successful in defending or asserting our intellectual property rights.

An adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow our competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition or results of operations.

The cost of any patent litigation or interference proceeding could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and interference proceedings could also absorb significant management time.

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and our key consultants. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 3.     CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005. (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on December 13, 2004, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2005. We have not filed any Current Reports on Form 8-K since April 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

	By:	/s/ Paul G. Daly

Date: June 14, 2005		PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)