Form 10KSB
period 2005-07-31
INFITECH VENTURES INC
filed 2005-11-09
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2005

☒ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51073

INFITECH VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	98-0335119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Lyall Avenue
Toronto, Ontario, Canada	M4E 1V9
(Address of principal executive offices)	(Zip Code)

(416) 691-4068
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $410,700 based on a price of $0.06 per share, being the last price at which shares of common stock were sold by the Issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 24, 2005, the Issuer had 12,845,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and “our company” mean Infitech Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.     DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on October 24, 2000 under the laws of the State of Nevada for the purpose of seeking business opportunities with respect to environmental technologies and products.

We are a development stage company focused on the development and marketing of a proprietary, patent-pending technology (the “Wax Technology”) that uses a molten wax compound consisting of paraffin wax and resins to control, clean and remediate oil and other liquid fuel spills on land and on water. In addition, as part of our long-term business plan, we intend to pursue business opportunities in wastewater treatment solutions.

RECENT CORPORATE DEVELOPMENTS

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 24, 2005, we had cash of approximately $18,000. Accordingly, we will require additional financing in order to proceed with our plan of operations, see “Plan of Operation” and “Liquidity and Capital Resources” below. If we do not have sufficient funds to pursue our stated plan of operations, then we will scale back our plan of operations to concentrate solely on the product development phase of our plan of operations. In this event, we will pursue product development to the extent of our financial resources.

Since our fiscal year ended July 31, 2004, the following corporate developments have transpired:

  We completed an offering of 601,000 shares of our common stock at a price of $0.06 per share to a total of 6 purchasers on October 17, 2005. The total amount we received from this offering was $36,060. We completed the offering pursuant to Regulation S of the Securities Act and Canadian National Instrument 45-106 (see “Item 5. Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities”).

  Pursuant to the terms of our consulting agreement with Mr. Nelson, we agreed to pay Mr. Nelson a consulting fee of $750 (CDN $1,000) per month for a period of twelve months commencing June, 2004, to assist us with technical issues related to the manufacture, use and improvement of the Wax Technology. We made a final payment of $750 to Mr. Nelson in May, 2005, pursuant to our consulting arrangements with Mr. Nelson. Mr. Nelson has verbally agreed to provide us with technical advice free of charge to assist in our development of our Wax Technology. Subsequent to the end of our consulting agreement, Mr. Nelson has not provided us with any significant consulting services. If we determine that we require extensive technical studies or engineering work to be performed, we will enter into a formal consultancy agreement with Mr. Nelson (see “Item 9. Directors, Executive Officers, Promoters and Control Persons”).

  We filed a registration statement on Form 10-SB registering our shares of common stock pursuant Section 12(g) of the Securities Exchange Act of 1934. The SEC declared our registration statement (File No. 000-51073) effective on April 18, 2005. Following the effectiveness of our registration statement, we submitted an application to have our common stock traded on the Over-The-Counter Bulletin Board in September, 2005. There are no assurances that our application will be approved or that a public market for our securities will materialize.

  During the year ended July 31, 2005, we borrowed $20,500.00 from Paul G. Daly, our founder and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, which is being used by us as general working capital. The amounts borrowed are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date, imputed interest is an immaterial amount and has not been recorded through July 31, 2005.

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

The Wax Technology

We entered into a Technology Transfer Agreement (the “Technology Agreement”) with the Wax Technology’s inventor, William Nelson, on May 6, 2004. Pursuant to the Technology Agreement, Mr. Nelson assigned to us all rights, title and interest to the Wax Technology, including the patent application registered by Mr. Nelson with respect to the Wax Technology. As consideration, we paid Mr. Nelson $10,000 US and agreed to issue to Mr. Nelson 150,000 shares of our common stock, and a royalty of $0.10 CDN (approximately $0.075 US) per pound of any products incorporating the Wax Technology produced by us. In addition, we agreed to pay Mr. Nelson a consulting fee of $750 (CDN $1,000) per month for a period of twelve months commencing June, 2004 to assist us with technical issues related to the manufacture, use and improvement of the Wax Technology. We made a final payment of $750 to Mr. Nelson in May, 2005.

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

Product Development and Planned Wax Applications

Currently we intend to market different formulations of the Wax Technology for use on:

(a)	Large and small still water, shoreline and inland water oil spills;
(b)	Large and small inland oil spills;
(c)	Industrial/commercial factory oil spills; and
(d)	Consumer inland oil spills.

Our product development work to date has focused primarily on adjusting the formulation of the wax itself, choosing waxes of different melt points for specific applications, and experimenting with waxes with different melt points and with different methods of application. When conducting our development work, consideration is given to:

(1)	Expected weather conditions and season of the year;
(2)	Type of oil spilled (e.g. bunker, diesel, gasoline etc.);
(3)	Whether the spill is on land or water;
(4)	Method to be used to retrieve the spent solid wax/oil mixture;
(5)	Nature of the terrain (e.g. sandy beach vs. rocky shoreline); and
(6)	Application method and equipment.

By varying the formulation of wax and synthetic resins and the melting point of the wax, we are able to vary the structural strength of the wax, its rigidity, its elasticity and its adhesive qualities. Our tests have shown that paraffin waxes with a mid-range melt point and a higher ratio of resins to wax are better suited for treating oil coated beaches during summer climate conditions. The mixture is heated in a container to 350° F and sprayed onto the oil using a flare-jet nozzle 18 inches above the sand surface. Gravity feed is all that is required for this application. The resin speeds up the setting process and helps render the wax/oil residual less sticky to handle and prevents clogging in the application equipment.

When treating oil spills on still water such as lakes, ponds or tide pools, paraffin waxes having a lower range melt point and with a lower ratio of resins to wax provide better results. This wax formulation works well when used in conjunction with a synthetic mesh netting used to retrieve the wax/oil residual. A flood nozzle with a gravity feed would be used to apply this wax formulation.

When spraying cliffs or rocks, a formulation has been developed to minimize the adhesive quality of the wax. This allows the solidifying wax to flow down the face of the cliff and collect at the base, increasing the efficiency of collecting the wax/oil residual. This hot wax formulation would be sprayed on the rocks using a flare jet nozzle of 5 to 10 psi of pressure.

Heavier oils such as Bunker B or Bunker C oil require a higher pressure application to penetrate the thick viscous oil layer, regardless of whether the oil is spilled on land or water. Our tests have shown that a midrange melt point wax with a low ratio of resins to wax to be more effective in cleaning up this type of oil. This wax formulation can then be applied at increased pressures depending on the depth and viscosity of the oil layer and the ambient temperature.

Prototype and Field Testing

Prototypes of our Wax Technology have been field tested in a handful of cases.

In 1974, an oil spill occurred around the shores of the ecologically sensitive Passage Island, located at the entrance to Howe Sound off the coast of British Columbia, Canada. The spilled oil occupied an area measuring approximately 450 feet long by 40 feet wide. Environment Canada commissioned Mr. Nelson to clean the shoreline of Passage Island using an early prototype of the Wax Technology. The prototype wax formulation was sprayed on the contaminated area under low tide conditions and all residual oil was removed within three days using a crew of three men. Environment Canada inspected the shoreline area after the clean up with a team of marine biologists who verified that all oil and residual wax had been removed from the area. The cleanup was conducted over a three day period with a crew of three men working 12 hours per day. The equipment used consisted of 5x50 gallon steel drums used to heat and store the wax and three small spray containers for dispensing the wax onto the oil spill. The oil spill was contained and removed from the shoreline using approximately 2,000 pounds of wax. The total cost of the clean up was approximately $2,000. In conducting the clean up at Passage Island, the following deficiencies were identified and addressed:

(1)

It was observed that, when applying the wax to rocks with uneven or rough surfaces, not all of the oil was removed. As a result, the wax is now applied under pressure in order to dislodge oil located in pockets and rock crevices.

(2)

It was observed that, when applying the wax to oil resting in tidal areas, in some cases, the wax was not fully congealed prior to the tide coming back in. We addressed this issue by adding various resins to the wax compound which has reduced the solidification time.

In 1979, Mr. Nelson conducted a demonstration of an early prototype of the Wax Technology for the U.S. Coast Guard. The demonstration was conducted on the actual Capeche Oil Spill which was caused by a crude oil pipe fracture. The demonstration was conducted in an area measuring approximately 30 feet long by 20 feet wide and removed all of the oil spilled in this area. The spill was on both water and land and was cleaned up by two men using approximately 10 gallons of wax. The oil was completely removed from the spill area within one hour. The heated wax was applied by using a steel pail to contain the wax, which was then poured over the spilled oil. The total cost of the clean up was approximately $100.

In 1981, Mr. Nelson conducted another demonstration of a prototype of the Wax Technology for the U.S. Coast Guard in Honolulu, Hawaii. The Wax Technology was tested on a tidal waters area containing sand, rocks and water and measuring approximately 12 feet long by 5 feet wide. Mr. Nelson was able to remove all of the oil from this area using the Wax Technology prototype. The oil spill was contained and removed within one hour by Mr. Nelson and an assistant from the U.S. Coast Guard using three gallons of the Wax Technology prototype. The total cost of the field trial, including preparation time, was approximately $125.

Demonstrations of the Wax Technology were conducted for Ontario Hydro in 1989, 1990, 1992 and 1994. The tests were conducted on both land and inland waters on No. 2 fuel oil, turbine oil, lubricating oil, thermal oil, transformer oil, crude oil, bunker oil, diesel fuel and gasoline. The demonstrations were conducted at the Lennox TGS in Bath, Ontario. One of these demonstrations was used to clean up an actual oil spill over a land area measuring approximately 40 feet by 30 feet. The prototype wax formulation was successfully used to clean this area as well as machinery and staircases affected by the oil spill. This oil spill was cleaned up over a four hour period by two men using approximately 15 gallons of the Wax Technology at a cost of approximately $400. Other demonstrations were typically conducted by Mr. Nelson on areas measuring 5 feet by 10 feet over a one hour period using approximately one gallon of the Wax Technology. Each trial cost approximately $100 each.

In 1989, Mr. Nelson conducted a demonstration of the Wax Technology in the Toronto Harbour for the Toronto Harbour Commission and the Canadian Coast Guard. A mixture of diesel fuel and crude oil was spilled into a cordoned area of the harbour measuring approximately 20 feet by 15 feet. Two men using approximately five gallons of the prototype wax formulation removed the spilled oil within one hour at a cost of approximately $250. The wax compound was contained in a 15 gallon steel drum that was then heated using a propane torch. The heated wax was then poured over the spilled oil, which was then completely entrained in the wax and completely removed upon solidification.

In May of 2004, we engaged Bodycote Materials Testing Canada Inc. (“Bodycote”), an independent testing facility, to examine the effectiveness of the Wax Technology. In the Bodycote experiment, a one centimeter thick layer of crude oil was poured on top of water lying in a large bath container with a surface area of approximately 10 square feet. The hot wax compound was then poured onto the oil surface until the entire surface area had been covered. According to Bodycote’s results, the molten wax compound absorbed approximately 40% of its own weight in crude oil. As the layer of spilled oil was relatively thin, pouring the wax compound over the spilled oil was sufficient to encapsulate the oil through the water surface. If the layer of oil had been two to three inches thick, the wax compound would have been sprayed under pressure in order to penetrate the oil surface to the oil-water interface.

COMPETITION

We are aware of only one company that currently markets oil spill clean up products utilizing wax as one of its major components. This company, Universal Remediation, Inc., is currently marketing oil spill bioremediation products based on a modified beeswax powder. This product is intended to be used as a bioremediation agent, to be left on the spilled oil until the spilled oil has been biodegraded by bacteria present in the environment over the course of a few weeks or months. Our planned products differ from the products currently being marketed by Universal Remediation in that our products are intended to be used to immediately remove the spilled oil from the environment, while their products require continued environmental exposure to break down the spilled oil over a period of weeks to months. By facilitating the immediate removal of the oil from the environment, our planned products will decrease the exposure of wildlife and vegetation to the oil. In addition, we believe that our planned products will be more economical. Our planned products utilize a paraffin wax formulation as its major component, the cost of which is significantly less than the cost of beeswax.

In addition, there are a number of existing and established technologies and techniques currently being used to clean oil spills. Some of the techniques currently used in the industry include:

(a)

Mechanical Recovery and Containment: Mechanical recovery and containment techniques utilize floating booms to contain oil spills on water. These booms must be towed by boats or other vessels in an effort to contain the spilled oil. The oil is then collected by skimmers which remove oil and water from the surface or by vacuum hoses which suck the oil and water from the surface. The major limitation of mechanical containment techniques is that they require the coordination of a number of boats and vessels in order to surround and contain the oil spill, which will naturally tend to disperse under the influence of waves and currents. Generally the use of mechanical containment techniques will require extensive logistical support. Further, because the booms must be towed by boats, the ability to use booms in shallow inshore waters is limited. In addition, as the oil weathers and changes viscosity, the pumps and skimmers being used may need to be changed, increasing the costs and time of recovery. Finally, once the oil recovery is completed, the booms, skimmers and vacuums must be cleaned, overhauled and repaired for use on the next oil spill.

(b)

Chemical Dispersants: Dispersion of an oil spill will naturally occur when waves and other turbulence at the water surface causes the oil to break into tiny droplets and disperse into the surrounding water.  Chemical solvents in applied dispersants are used to accelerate this process of physical and chemical break down. The dispersants are usually sprayed onto the oil spill using boats or airplanes. The primary disadvantage of chemical dispersants is that they involve the deliberate introduction into the environment of additional chemical pollutants. In open sea waters, the dispersal rate of the chemicals is relatively high and concentrations of the chemicals after introduction are unlikely to be high enough to produce adverse effects. However, on still/calm waters and in shallow shore waters where water exchange is poor, higher concentrations may persist for long periods and may themselves present environmental dangers.

(c)

In Situ Burning: In situ burning involves intentionally setting the oil spill ablaze in order to burn the oil off the surface. Customarily, in situ burning on water involves corralling the oil using booms and setting it ablaze using flares, explosives or lasers. The oil fire then burns until the fuel runs out or conditions favorable to combustion change. Burning can pose a number of logistical problems in addition to the obvious safety concern associated with a large oil fire. Ignition of the oil can be problematic depending upon the amount of dispersal which has occurred and the type of oil spilled. In order to maintain the oil burn, the layer of oil on the surface generally needs to be at least two to three millimeters thick. As a result of naturally occurring dispersion, booms will often need to be used in order to concentrate the oil. In addition, as the more combustible elements of the oil burn off, the cooling effects of the wind and sea may eventually extinguish the fire, leaving a significant quantity of oil unburned. Vast quantities of smoke can also be produced by in situ burning, threatening nearby populations. If it rains during the burning, the smoke can result in oily rain falling as far as 80 kilometers away. Finally, burning can leave a viscous, toxic residue which may sink or otherwise be difficult to recover.

(d)

Sorbents/Tissues: Sorbents or tissues may be used to wipe, absorb or adsorb the oil from the surface of the water or from the land. A variety of natural or synthetic materials may be used as absorbing agents. Each of these materials has a number of advantages and disadvantages. Generally, the size of the crews required to apply traditional sorbents grows exponentially with the size of the oil spill. Also, spent sorbents do not continue to collect much oil and must be disposed of or incinerated at special hazardous materials sites.

Based on our prototype tests and on field tests of the Wax Technology conducted by Mr. Nelson, we believe that our Wax Technology will provide distinct advantages over existing techniques and technologies, such as:

(1)

The supply costs for the paraffin wax, which forms the main ingredient of our Wax Technology, are relatively low when compared to the cost of materials and equipment required for existing mechanical techniques and chemical dispersants;

(2)	Application of our Wax Technology will not depend on water turbulence or water exchange to facilitate clean up of the spilled oil;

(3)	The solidified wax compound which remains after application of the Wax Technology floats, facilitating easy removal of the residual from calm/still waters;

(4)	Because the heated wax compound is applied in liquid form, the mobility of the wax allows it to seep into crevices between rocks and machinery, unlike competing sorbent products;

(5)	Removal of the solidified wax will not require the use of skimmers or vacuums, allowing for easier clean up and post-application removal than existing mechanical techniques;

(6)	Our Wax Technology does not involve the lingering introduction of residual chemicals into the environment;

(7)	The spent wax compound can be collected and recycled for use without incineration or other hazardous disposal; and

(8)	Field tests conducted by Mr. Nelson have demonstrated that the wax can be applied by a relatively small team of technicians utilizing mobile spray application equipment.

Although we have used prototype formulations of our Wax Technology in a number of test cases, we have not yet completed commercial development of products based on that technology and those prototypes have only been used in a small number of situations. Further, because our product is relatively novel, our Wax Technology has not yet gained acceptance in the market place. Ultimately, the ability of products based on our Wax Technology to successfully compete on a commercial level with existing remediation techniques will depend on our ability to establish a competitive price for our products and on our ability to demonstrate the efficiency and ease of use of our products and, most importantly, their effectiveness in cleaning oil spills compared to existing techniques.

Current Development Hurdles

Our Wax Technology is likely to be most effective when applied to oil spills located on still water, shoreline and coastal waters as well as on land. Even though our Wax Technology will float, because deep sea waters tend to be more turbulent than coastal and inland waters, collection of the spent wax compound will be more difficult. In addition, turbulent waters will tend to cause the spilled oil to disperse more quickly, which would require the wax compound to be applied over potentially very large areas.

Currently, we are still testing various formulations of our Wax Technology. Depending upon the different formulations of paraffin wax and synthetic resins, the effectiveness of the wax compound on cleaning different types of spilled oil/fuels will vary. We hope to finalize our different formulations within the next 6 months (see “Management’s Discussion and Analysis or Plan of Operation” below).

In addition to finalizing the different formulations of the Wax Technology that we intend to market, we are currently working to address the following engineering/safety related issues:

(a)

Liquefying the Wax Compound: We are currently working to solve logistical issues related to heating the wax compound from a solid to liquid state and for maintaining the wax in a liquid state. Different logistical problems present themselves when attempting to use the wax compound in a large scale environment (e.g. shoreline clean ups) or small scale environment (e.g. industrial or individual consumer use). In order to use the wax compound in a large scale environment, large but mobile heating units must be used to keep the wax in a liquid state. For consumer use, a method must be devised for consumers to safely and effectively heat the wax compound.

We are currently working with our wax supplier, The International Group, Inc. (“IGI”), to utilize tanker trucks to ship the liquefied wax to potential oil spill sites. The tankers would be insulated units capable of maintaining the wax in a heated liquid state for extended periods of time. We are also in the preliminary stages of developing a mobile application unit for large scale spills, complete with propane heaters, air compressors, tanks, hoses, temperature controls and applicator nozzles. The unit is being designed to be either self propelled or towed by an All Terrain Vehicle or tractor.

In addition, for smaller industrial site spills and consumer spills, we are working on design prototypes of insulated wax canisters, complete with heat controls and dispensing equipment. As designed, the canisters could be replenished with refill wax cartridges.

(b)

Applying the Wax Compound: We are currently working to design new equipment or reconfigure existing technologies to be used to apply the wax in a timely manner. Effective remediation of oil spills requires the timely application of remediation technologies. To use the technology on large oil spills, we must ensure that the applicator equipment is mobile to ensure a speedy response. We are currently working to develop different types of applicators for use on different types of oil spills (see above).

(c)

Recovery of Wax Compound: We are currently working on methods to improve the efficiency of collecting the spent wax compound. One of the methods that we have developed is the use of a synthetic mesh netting which can be laid down on both land and water prior to application of the wax.  Once the applied wax solidifies, the oil, wax and netting can be removed in one clean sweep.

In addition to the above technical development issues, before we are able to market our product, we will need to secure a supplier for our wax compound (see “Manufacturing and Production” below). Further, we may be required to obtain the approval of various regulatory agencies (see “Government Regulations” below).

MANUFACTURING AND PRODUCTION

Once we have completed the development of our anticipated products, we plan to market those products directly to emergency response contractors, insurance companies and other emergency response organizations involved in the clean up and remediation of oil spills. Although we have developed and successfully tested prototypes of our Wax Technology, we are in the process of developing and refining various formulations and have not completed the development of our products for commercial application, nor have we received any revenues to date. We are currently working with IGI, an unrelated independent supplier of paraffin wax, to refine our formulation for various applications. Mr. Nelson has collaborated with IGI for a number of years on different wax related projects. Based on Mr. Nelson’s long-standing personal relationship with IGI, they have verbally agreed to assist us and to provide us with limited supplies of paraffin wax formulated according to Mr. Nelson’s specifications during the prototype refinement process free of charge. IGI has also verbally agreed to provide us with bench scale quantities of paraffin wax and quantities for small field trials free of charge while we are still in the development stage of our business.

Although IGI has verbally agreed to provide us with small amounts of paraffin wax during the development stage of our business, we do not have a formal agreement with IGI. As such, IGI may, at their discretion, cease to supply us with paraffin wax. Further, there is no assurance that we will be able to reach a formal agreement with IGI in the future. If IGI were to cease supplying us with our wax needs during the refinement process, or if we are unable to negotiate a formal supply agreement with IGI once the refinement process is complete, our ability to complete our plan of operation and continue our planned business will be adversely affected.

Once we have completed the development of our commercial products, we intend to enter into a formal agreement with IGI for the manufacture and supply of our wax compound. There are a number of suppliers who provide paraffin wax in raw form, however, there are a limited number of suppliers willing and able to supply specialized wax composites. We have not yet entered into a formal agreement with IGI for the manufacture and supply of wax products and there is no assurance that we will be able to reach such an agreement with them in the future. If we are unable to reach an agreement with IGI for the manufacture and supply of our products, we will have to seek alternative suppliers, which may have a materially adverse effect on our business.

We are also working with a number of suppliers to produce “mini-kits” of our wax products to be used by consumers. The kits would be targeted to allow everyday consumers to use our products to clean minor oil spills. We plan to introduce these kits as part of our product introduction strategy and intend to sell them directly to consumers either online or by telephone. We will also provide consumers with after-sales services and support.

MARKETING AND SALES PLAN

We have not yet completed the development of our products for commercial application and have not received any revenues or completed any sales of our products to date. Once we have completed the refinement and development of our products for commercial sale, we expect to focus our marketing and sales efforts on markets within the United States and Canada, especially in industrialized areas vulnerable to, and with a history of, spill occurrences.

It is expected that we will concentrate our marketing and sales efforts directly at approved emergency response contractors, insurance companies and other organizations involved in the control and remediation of oil spills. We also intend to license our products to global sales agents who will assist us in marketing our products worldwide.

WASTEWATER TREATMENT PRODUCTS

In addition to pursuing the development and marketing of the Wax Technology, as part of our long-term business plan, we are also exploring opportunities in wastewater treatment solutions. We intend to provide process design solutions and to supply equipment for ultraviolet disinfection, membrane filtration and sequencing batch reactor wastewater treatment systems. Although we will explore opportunities in this area if they present themselves, because of our limited financial resources, we do not expect to actively pursue opportunities in this area in the near term as we intend to focus our available resources on developing and marketing the Wax Technology (see “Management’s Discussion and Analysis or Plan of Operation” below).

Through Paul G. Daly, our founder, sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, we have over 20 years of experience in providing environmental and wastewater solutions. Currently, because of our limited capital resources and because we are not actively pursuing opportunities in this area at this time, Dr. C.C. Shen, an expert in wastewater treatment design, has agreed to provide technical advice to us free of charge in order to assist us in evaluating prospective wastewater treatment technologies. Dr. Shen has not provided us with any significant consulting services to date. If we decide to pursue opportunities in wastewater treatment, of which there is no assurance, and we determine that we require extensive technical studies or engineering work to be performed, we will seek to enter into a formal consultancy agreement with Dr. Shen. It is expected that Mr. Daly and Dr. Shen’s experience will form the foundation of this planned business (see “Directors and Executive Officers, Promoters and Control Persons” below). In addition to our plans to provide process design services, we intend to seek opportunities to:

(a)	obtain exclusive rights to supply proprietary ultraviolet disinfection, membrane filtration and sequencing batch reactor equipment; or

(b)	obtain rights to act as suppliers for manufacturers of such equipment.

Currently, we do not have any contracts to act as a dealer for manufacturers of ultraviolet disinfection, membrane filtration or sequencing batch reactor equipment and there is no assurance that we will be able to obtain such contracts in the future.

PATENTS AND TRADEMARKS

The inventor of the Wax Technology, Mr. Nelson, registered a patent application with the Canadian Intellectual Property Office (the “CIPO”) under the application number CA 2,314,066 on July 17, 2000. In order to keep our patent application current, we are required to pay annual maintenance fees to the CIPO. In order to be granted a final patent from the CIPO, we are required to request that the CIPO conduct an examination of our application within five years from the date the application was filed. A request was made for the examination of our patent application in July, 2005. We have retained the services of a patent agent to act on our behalf with respect to our patent application.

In examining our patent application, the CIPO will assess our application to determine whether the Wax Technology satisfies the requirements for the granting of a patent under Canadian laws. If the CIPO examiner determines that our patent application meets the applicable requirements, a final patent will be granted. If the CIPO examiner determines that our patent application does not meet the requirements for the grant of a patent, we may make amendments to our patent application or appeal the examiners decision to the Patent Appeal Board. Even if we do amend our patent application or appeal a decision of the examiner to reject our application, there is no assurance that our amended application or our appeal will be successful. If the CIPO does ultimately grant us a patent for the Wax Technology, of which there is no assurance, our Wax Technology will be protected under Canadian patent laws for a period of 20 years from the date of the initial application. If we obtain a patent from the CIPO, our patent protection will extend only within Canada. In order to obtain patent protection in other jurisdictions, we will be required to apply for patents in those jurisdictions.

In order to obtain patent protection in the United States, we intend to file an improvement to our existing patent application through an international patent application with the CIPO under the Patent Cooperation Treaty (the “PCT”). The filing of an international patent application with the CIPO under the PCT will have the same effect as if a patent application were filed in the individual member countries to the PCT that we indicate on the application. The procedure for obtaining a patent under the PCT is essentially a two phase process. During the “International Phase,” the application is filed and processed by the receiving office (in this case, the CIPO) which then conducts an international search and provides a written opinion regarding the application. This report is then provided to the national patent offices of the countries listed in the application. During the “National Phase,” the individual national patent offices assess the application and determine whether or not to grant the patent. By filing a patent application under the PCT, we would obtain priority in our patent application filing from the date the international application is made.

If we are successful in obtaining a patent for our Wax Technology, of which there is no assurance, we believe that the patent will provide protection for:

(1)	the particular type of wax to be used;
(2)	the particular type of resins to be used;
(3)	the ratio of resins to wax; and
(4)	the temperature to which the wax and resin mixture is heated prior to application.

As discussed above, our patent protection will extend only to those jurisdictions from which we are able to obtain a grant of patent for our Wax Technology.

GOVERNMENT REGULATIONS

Because our Wax Technology is a chemically inert product and does not involve the lingering introduction of residual chemicals into the environment, we believe that it will be unnecessary for us to obtain prior approval from Canadian and U.S. environmental regulatory agencies to use our planned products to clean oil spills on land. However, we may be required to obtain the prior approval of federal regulatory agencies such as Environment Canada and the U.S. Environmental Protection Agency (the “EPA”) or state or local agencies before our planned products can be used to treat oil spills on inland or coastal waters. We may incur material costs or liabilities in obtaining such approvals and/or complying with applicable laws and regulations. Furthermore, our potential customers may be required to comply with numerous laws and regulations when engaging in environmental remediation activities.

We do not anticipate any material costs associated with complying with local, state or federal environmental laws in the production of our anticipated products as we intend to contract out the manufacturing of our anticipated wax products.

Environment Canada Approval Requirements

In Canada, where an oil spill will potentially affect inland or coastal waters subject to the Canadian Fisheries Act, permission must be obtained from the regional office of Environment Canada to use oil spill treatment agents or products. Permission is granted by Environment Canada on a case by case basis, but is not required for oil spills not affecting waters subject to the Fisheries Act. In order for remediation personnel to obtain permission to use our planned products, those products must be submitted to the Environmental Technology Centre of Environment Canada (the “ETC”) for testing and approval. Although we have not yet submitted our products to the ETC for testing, we have made initial contact with the ETC with respect to obtaining their approval for our planned products. In our discussions with the ETC, they have expressed concerns with regards to the use of the Wax Technology on fast moving waters, the Wax Technology’s absorption rate and on the recoverability of the spent wax. However, the ETC’s comments are based on a twenty year old, early prototype of the Wax Technology that Mr. Nelson had demonstrated for Environment Canada in the 1970’s. We are working to address those concerns in our current development activities, including increasing the absorption capacity of the wax compound and the use of a synthetic mesh netting to remove the spent solidified wax (see “Product Development and Planned Wax Applications” and “Current Development Hurdles” above). Further, we intend to restrict marketing for the use of our product to calm/still waters and shoreline clean ups where we believe use of the Wax Technology will be most beneficial. Subject to our ability to obtain additional financing, of which there is no assurance, and once we have completed the development of our planned products, we hope to make a formal submission to the ETC for their approval.

U.S. Environmental Protection Agency Approval Requirements

In the United States, federal authorization is required to use a product on a specific oil spill incident only where the oil spill has the potential to affect U.S. navigable waters, as defined by Section 300.5 of the National Oil and Hazardous Substances Pollution Contingency Plan (“NCP”) Regulations. Where the oil spill does not have the potential to affect U.S. navigable waters, federal authorization is not required, although individual state and local governments may impose their own authorization requirements.

Where an oil spill does have the potential to affect U.S. navigable waters, a regional response team (“RRT”) consisting of representatives of a number of federal and state agencies, including a representative of the EPA, will have jurisdiction over the clean up of the oil spill. If the product to be used in the clean up of the oil spill is a chemical or biological agent, as defined by Section 300.5 of the NCP Regulations, the product must be listed on the NCP Product Schedule and incident specific RRT member approval is required to use the product. The EPA is responsible for determining whether a product must be listed on the NCP Product Schedule. Because our Wax Technology is a chemically inert product used to remove the spilled oil, we believe that our planned products will be classified as a sorbent under the NCP Regulations and will not require listing on the NCP Product Schedule and will thus not require approval prior to their use on specific spill incidents. However, in order to confirm the status of our planned products, once we have completed the development of our products and subject to our obtaining additional financing, of which there is no assurance, we intend to submit our products to the EPA to confirm that those products meet the definition of a sorbent under the NCP Regulations.

EMPLOYEES

We currently have only one full-time employee, our founder, sole director and President, Secretary and Treasurer, Paul G. Daly. However, we have retained the services of two consultants whose services are crucial to our future success, the inventor of the Wax Technology, William Nelson and Dr. C.C. Shen, an expert in wastewater treatment systems (see “Directors and Executive Officers, Promoters and Control Persons” below).

ITEM 2.     DESCRIPTION OF PROPERTY.

We currently do not own any real property. We currently lease an office space located at 20 Lyall Avenue, Toronto, Ontario, Canada M4E 1V9, consisting of approximately 700 square feet at a cost of $200 per month. We also maintain a mailing address at Suite 1202, 1288 Alberni Street, Vancouver, British Columbia, Canada V6E 4N5. We rent this office space from Paul G. Daly, currently our sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

ITEM 3.     LEGAL PROCEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Currently there is no established public trading market for our securities. We have submitted an application to have our common stock traded on the Over-The-Counter Bulletin Board; however there are no assurances that our application will be approved or that a public market for our securities will materialize (see “Penny Stock Rules” below).

There are no outstanding options or warrants to purchase our common stock and there are no outstanding securities that are convertible into shares of our common stock. On October 24, 2005, we had 12,845,000 shares of our common stock outstanding, of which 6,094,000 may be sold pursuant to Rule 144(k) of the Securities Act. In addition, subject to the applicable notice and manner of sale restrictions of Rule 144, a further 122,440 shares of our common stock, being one percent of the issued and outstanding common stock, may be sold by Paul G. Daly, our sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer under Rule 144 of the Securities Act. As of October 24, 2005, there were approximately 109 of holders of our common stock. Currently, we are not making any, and have not proposed to make any, public offerings of our common equity and we have made no agreements to register our common equity under the Securities Act for sale by stockholders.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
(d)	contains a toll-free telephone number for inquiries on disciplinary actions;
(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
(f)	contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with:

(a)	bid and offer quotations for the penny stock;
(b)	the compensation of the broker-dealer and its salesperson in the transaction;
(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
(d)	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must:

(a)	make a special written determination that the penny stock is a suitable investment for the purchaser and

(b)	receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

During the year ended July 31, 2005, we completed the sale of the following securities that were not registered pursuant to the Securities Act:

We completed an offering of 601,000 shares of our common stock at a price of $0.06 per share to a total of 6 purchasers on October 17, 2005. The total amount we received from this offering was $36,060. We completed the offering pursuant to Regulation S of the Securities Act and Canadian National Instrument 45-106. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During the last twelve months, we were not able to make any significant progress in our development of the Wax Technology. This is a result of the fact that we were not able to raise the financing necessary to proceed with our plan of operation. As such, our plan of operation for the next twelve months remains unchanged.

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

(i)

We will analyze our business model based on the anticipated costs of manufacturing our products and will determine the price of our products based upon that analysis and upon our analysis of market demand.

	(ii)	We will conduct field tests of our product formulations and applicator equipment in an attempt to further refine them prior to marketing.

(iii)

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

We expect that the amounts required to complete our plan of operation for the next twelve months will be in excess of our current cash reserves and our anticipated revenues for that period. As of October 24, 2005, we had cash in the amount of approximately $18,000. We anticipate that our current cash resources will only be sufficient to meet our requirements for the next three months. Further, it is anticipated that our business will not generate any significant revenues over the next twelve months. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Summary

	Year Ended July 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	$(139,743)	$(78,146)	78.8%
Net Income (Loss)	$(139,743)	$(78,146)	78.8%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenue until we have completed commercial development of products incorporating our Wax Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Wax Technology once development is complete.

Operating Costs and Expenses

Our operating expenses for the years ended July 31, 2005 and July 31, 2004 consisted of the following:

	Year Ended July 31
			Percentage
	2005	2004	Increase / (Decrease)
Contributed Executive Services	$60,000	$60,000	Nil
Office and Miscellaneous	6,666	1,013	558.0%
Professional Fees	70,457	14,547	384.3%
Rent	2,400	2,400	Nil
Web-Site Development	220	186	18.3%
Total Expenses	$139,743	$78,146	78.8%

Our expenses increased significantly during the year ended July 31, 2005, compared to the year ended July 31, 2004. This increase is primarily the result of increases in the amount of professional fees incurred by us and the inclusion of contributed executive services as an expense item during the year ended July 31, 2005.

The increases in professional fees relate primarily to professional fees paid in connection with our acquisition of the Wax Technology from Mr. Nelson, the consulting fee paid to Mr. Nelson under the Technology Agreement and to professional fees paid by us in connection with the preparation and filing of our Registration Statement on Form 10-SB and the amendments thereto.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the year ended July 31, 2005, we recorded contributed executive services expenses of $60,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

Pursuant to our Technology Agreement with Mr. Nelson, Mr. Nelson agreed to provide us with technical consulting services with respect to the development of the Wax Technology for a minimum of ten business days per month for a period of twelve months, beginning on June 1, 2004. In consideration for these services, we agreed to pay Mr. Nelson the sum of $750 ($1,000 CDN) per month for a period of twelve months commencing July 1, 2004. The final payment respecting our consulting arrangement with Mr. Nelson was made in May, 2005.

We do not have a written consultation agreement with Dr. C.C. Shen, our other significant consultant. Dr. Shen has verbally agreed to provide us with technical consulting services on an as needed basis, free of charge. To date, Dr. Shen has not provided us with any significant consulting services. Dr. Shen is a former business associate and co-worker of our sole director and President, Secretary and Treasurer, Paul G. Daly.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to increased product and business development activities and the professional fees associated with complying with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At July 31, 2005	At July 31, 2004	Increase / (Decrease)
Current Assets	$34,075	$36,222	(5.9)%
Current Liabilities	53,666	10,030	435.1%
Working Capital (Deficit)	$(19,591)	$26,192	(174.8)%

Cash Flows

	Year Ended July 31
	2005	2004
Cash Flows From (Used In) Operating Activities	$(56,607)	$(12,316)
Cash Flows From (Used In) Investing Activities	-	(10,000)
Cash Flows Provided By (Used In) Financing Activities	54,460	-
Net Increase (Decrease) In Cash During Period	$(2,147)	$(22,316)

The reduction of our working capital surplus at July 31, 2005 from our year ended July 31, 2004, and the increases in our cash used during the year ended July 31, 2005, from the preceding fiscal year are primarily a result of the consulting fees paid to Mr. Nelson under the Technology Agreement and the increase in professional fees associated with filing our Registration Statement on Form 10-SB and complying with our reporting obligations under the Exchange Act and from the fact that we had no revenue during the year ended July 31, 2005. During the year ended July 31, 2005, we borrowed $20,500 from Paul G. Daly, our founder and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, which is being used by us as general working capital. The amounts borrowed are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date, imputed interest is an immaterial amount and has not been recorded through July 31, 2005.

As of October 24, 2005, we had cash on hand of approximately $18,000. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors have stated in their report that there is substantial doubt that we will be able to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the audited financial statements included in this Annual Report.

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

RISK FACTORS

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $750,000 in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

Our corporate headquarters are located at 20 Lyall Avenue, Toronto, Ontario, Canada, M4E 1V9. As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Camlex Management (Nevada) Inc. of 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

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

Asserting And Defending Intellectual Property Rights May Impact The Results Of Our Operations

We have applied for a patent from the CIPO, however, we have not received a final grant of patent from the CIPO and there is no assurance that a final patent covering our technology will be granted. Even if we are granted a final patent protecting our technology, the success of our business may depend on our ability to successfully defend our intellectual property rights. Future litigation may have a material impact on our financial condition even if we are successful in developing and marketing products. We may not be successful in defending or asserting our intellectual property rights.

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

ITEM 7.     FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2005

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Infitech Ventures, Inc. (A Development Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of Infitech Ventures, Inc. (A Development Stage Company) as of July 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (October 24, 2000) to July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures, Inc. (A Development Stage Company) at July 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from inception (October 24, 2000) to July 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $139,743 for the year ended July 31, 2005, and has an accumulated deficit of $234,251, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.
Certified Public Accountants

Miami, Florida
October 31, 2005

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
July 31

	2005	2004

ASSETS

Current
Cash and cash equivalents	$34,075	$36,222
Deferred tax asset less valuation allowance of $ 81,988	-	-
Total current assets	34,075	36,222

Patent application and intellectual property	17,500	17,500

Total assets	$51,575	$53,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$26,566	$5,830
Accounts payable and accrued liabilities - related party	4,800	2,400
Due to related parties (Note 7)	22,300	1,800
Total current liabilities	53,666	10,030

Commitments and Contingency (Notes 2 and 4)

Stockholders' equity (deficiency in assets)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued 12,244,000 shares (2004 - 12,094,000)	12,244	12,094
Additional paid-in capital	185,956	118,606
Obligation to issue shares	-	7,500
Share subscriptions (Note 5)	33,960	-
Deficit accumulated during the development stage	(234,251)	(94,508)
Total stockholders' equity (deficiency in assets)	(2,091)	43,692

Total liabilities and stockholders' equity (deficiency in assets)	$51,575	$53,722

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2005	July 31, 2005	July 31, 2004

Expenses
Contributed executive services	$120,000	$60,000	$60,000
Office	7,961	6,666	1,013
Professional fees	95,984	70,457	14,547
Rent	9,600	2,400	2,400
Web-site development	706	220	186

Loss before income taxes	(234,251)	(139,743)	(78,146)

Provision for income taxes	-	-	-

Net loss	$(234,251)	$(139,743)	$(78,146)

Basic and diluted net loss
per share		$(0.01)	$(0.01)

Weighted average number of
shares outstanding		12,167,973	12,094,000

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	$12,244	$185,956	$-	$33,960	$(234,251)	$(2,091)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2005	July 31, 2005	July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(234,251)	$(139,743)	$(78,146)
Items not affecting cash:
Contributed executive services	120,000	60,000	60,000
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	26,566	20,736	5,830
Increase in accounts payable and accrued
liabilities - related party	4,800	2,400	-

Net cash used in operating activities	(82,885)	(56,607)	(12,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	70,700	-	-
Increase in due to related parties	22,300	$20,500	-
Share subscriptions	33,960	33,960	-
Net cash provided by financing activities	126,960	54,460	-

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	(10,000)
Net cash used in investment activities	(10,000)	-	(10,000)

Change in cash and cash equivalents for the period	34,075	(2,147)	(22,316)

Cash and cash equivalents, beginning	-	36,222	58,538

Cash and cash equivalents, ending	$34,075	$34,075	$36,222

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2005

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on October 24, 2000 under the Laws of the State of Nevada. The Company intends to develop and market a wax technology relating to the process of solidifying and removing spilled oil on land and water. The Company is considered to be a development stage company as it has not generated revenues from operations.

All amounts are stated in United States dollars unless otherwise noted.

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

The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependant on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity sales. Such sales may not be available or may not be available on reasonable terms.

		July 31,
		2005
Deficit accumulated during the developmental stage		$(234,251)
Working capital (deficiency)	$	(19,591)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
July 31, 2005

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2005 and 2004, cash and cash equivalents consisted of cash held at banks.

Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

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

For each of the years ended July 31, 2005, and 2004 the Company recorded contributed executive services in the amount of $60,000.

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
July 31, 2005

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

4.	PATENT APPLICATION AND INTELLECTUAL PROPERTY

Pursuant to an agreement dated May 6, 2004, the Company acquired a patent application and intellectual rights to a process to solidify and remove spilled oil on land and water.

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

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to July 31, 2005, was not significant.

As the Company’s common stock was not publicly traded at the time of issuance, the Company used the last price at which the Company’s common stock was issued, being $0.05 per share, to determine the approximate current fair value of the 150,000 shares of common stock issued to the inventor.

Further, as the patent application has yet to be formally certified, no amortization expense has been recorded. Once the patent is approved, the cost of this asset will be amortized over its useful life. The patent application was due to expire on July 17, 2005, and the Company has filed the necessary patent examination applications prior to that date.

5.	SHARE SUBSCRIPTIONS

In July 2005, the Company received total proceeds of $33,960 for share subscriptions towards the future issuance of 566,000 shares. These shares have not yet been issued.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2005

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

July 31,
2005
Net loss	$(139,743)

Expected income tax recovery	$48,910
Unrecognized current benefit of operating losses	(48,910)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2005
Tax benefit of net operating loss carry forward	$81,988
Valuation allowance	(81,988)
$-

The Company has net operating loss carryforwards of approximately $234,250 available for deduction against future years taxable income. The valuation allowance increased to $81,988 during the year ended July 31, 2005, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2025.

7.	RELATED PARTY TRANSACTIONS

At July 31, 2005, there is $22,300 (2004 - $1,800) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through July 31, 2005.

For each of the years ended July 31, 2005, and 2004 the Company paid rent of $2,400 to a director of the Company. Rent is paid on a month to month basis.

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
July 31, 2005

9.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

10.	SUBSEQUENT EVENT

Subsequent to July 31, 2005, the Company received proceeds of $2,100 for share subscriptions towards the future issuance of 35,000 shares. These shares have not yet been issued.

We completed an offering of 601,000 shares of our common stock at a price of $0.06 per share to a total of 6 purchasers on October 17, 2005. The total amount we received from this offering was $36,060 which includes the share subscriptions noted above. We completed the offering pursuant to Regulation S of the Securities Act and Canadian National Instrument 45-106. The sale of the above securities were not registered pursuant to the Securities Act.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the name of our sole officer and director, his present positions with our company, and his biographical information.

Name	Age	Positions

Paul G. Daly	55	Chief Executive Officer, Chief Financial Officer, President,
		Secretary, Treasurer and Director

Mr. Paul G. Daly is our founder and our sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and has served in those capacities since our incorporation on October 24, 2000. Mr. Daly founded Daly Environmental Consultants ("DEC") in 1992, and continues to operate DEC on a part-time basis. DEC offers economical solutions to environmental problems of industrial and commercial firms and government agencies at federal, provincial/state and local levels. As our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, Mr. Daly is required to allocate all business opportunities related to our proposed wax products and our proposed wastewater treatment business to the Company. Any unrelated business opportunities may be pursued by Mr. Daly personally.

Prior to the formation of DEC, Mr. Daly was employed as Marketing Manager (1986-1992) for Deep Shaft Technology Inc. Mr. Daly's responsibilities in this position included contract negotiation, licensee arrangements, management of representative sales persons, and the organization of company participation in trade shows. From 1982 to 1986, Mr. Daly was employed as a Product Supervisor in the explosives division of C-I-L Inc. In addition, Mr. Daly is a member of several environment-related professional associations, including the Water Environment Federation and the Water Environment Association of Ontario. In 1982, Mr. Daly received the CPPA Conference - Douglas Jones Environmental Award for significant contributions to the environment within the pulp and paper industry in Canada. From 1981 to 1992, Mr. Daly authored several papers for technical conferences held in Canada and the United States. Mr. Daly received his Bachelor of Science degree from Laurentian University (Canada) in 1975.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of the our common stock, as provided by Section 78.330 of the Nevada Revised Statutes, or until their successors are elected and qualified or until they resign or are removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by our board.

Committees of the Board of Directors

We do not presently have an audit committee, compensation committee, nominating committee, executive committee, stock plan committee or any other committees of our board of directors. As such, Mr. Daly acts in those capacities as our sole director.

Audit Committee Financial Expert

Mr. Daly is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

OTHER SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than Mr. Daly, we do not currently have any significant employees. However, we have retained the services of two technical consultants, Dr. C.C. Shen and the inventor of our Wax Technology, William Nelson, who are crucial to our business plan.

Mr. William Nelson has been retained by us under a twelve month contract to assist us in the commercialization and development of products based on our Wax Technology. Pursuant to our Technology Agreement with Mr. Nelson, Mr. Nelson has agreed to provide these services to us for a period of twelve months, beginning on June 1, 2004. Under the Technology Agreement, we agreed to pay Mr. Nelson a consulting fee of $750 (CDN $1,000) per month for a period of twelve months commencing June, 2004 to assist us with technical issues related to the manufacture, use and improvement of the Wax Technology. We made a final payment of $750 to Mr. Nelson in May, 2005 pursuant to our consulting arrangements with Mr. Nelson. Mr. Nelson has verbally agreed to provide us with technical advice free of charge to assist in our development of our Wax Technology. If we determine that we require extensive technical studies or engineering work to be performed, we will enter into a formal consultancy agreement with Mr. Nelson.

Mr. Nelson is an accomplished inventor and is recognized around the world as a leading expert in paraffin waxes. Mr. Nelson has acted as a consultant to several large chemical companies. In the past, Mr. Nelson has assisted aboriginals in British Columbia, Canada prospect for gold using a secret process he developed using black light and assisted in the remediation of Chernobyl by utilizing a technology he invented to seal the nuclear reactor’s stone casing or “sarcophagus” from leaking further radiation.

Dr. C.C. Shen acts as a special advisor to us on technical matters related to product development, operational issues and client development. We currently do not have a written consultation agreement with Dr. Shen. Dr. Shen is a former business associate and co-worker of Paul G. Daly and is an expert in wastewater treatment design. Because of our limited financial resources and because we are not actively pursuing opportunities in wastewater treatment systems at this time, Dr. Shen has verbally agreed to provide us with technical advice free of charge to assist in our evaluation of prospective wastewater treatment technologies. If we determine that we require extensive technical studies or engineering work to be performed, we will enter into a formal consultancy agreement with Dr. Shen.

Dr. Shen received a Bachelor of Science degree in 1970 from Chung-Yuang College of Science and Engineering in Taiwan, and a PhD in Chemical Engineering from the University of Idaho in 1976. Dr. Shen completed his doctoral thesis conducting research work on deep tank wastewater treatment processes and has spent more than 20 years in the wastewater treatment industry. He has been directly involved in the process design of several industrial and municipal wastewater plants in North America and Asia. In addition to his extensive process design experience, Dr. Shen has participated in the start-up, commissioning, and operations training of over 13 full scale wastewater plants around the world. Dr. Shen was employed by C-I-L Inc. from 1977 to1986, serving in various senior engineering positions within its environmental business, Eco Technology. In 1986, he assumed the position of Engineering Manager with Deep Shaft Technology Inc. where he was involved in the design of wastewater plants. Dr. Shen joined Zeneca Bio Products (now Astra-Zeneca) in 1992 where he worked as a Senior Process Engineer until 1996. Since 1996, Dr. Shen has continued his work in the environmental/engineering field, heading his own consulting firm, Shen and Associates.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 10.     EXECUTIVE COMPENSATION.

We do not currently have a bonus, profit sharing or deferred compensation plan for the benefit of our employees, officers or directors and we have not had any such plans since our inception. We have not paid any salaries or other compensation to our officers, directors or employees since our inception. However, we have recorded in our financial statements the fair value of executive services provided to us at no cost as contributed executive services. We currently do not have an employment contract with Mr. Daly, our sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended July 31, 2005, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided. We do currently do not have any agreements for the compensation of our consultants.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 24, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock (1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	46.7%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	46.7%

(1)

Based on 12,845,000 shares of our common stock issued and outstanding as of October 24, 2005. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 24, 2005.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We were incorporated on October 24, 2000 by Paul G. Daly, currently our sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. As such, Mr. Daly may be considered to be a “promoter” of the Company. On November 13, 2000, we issued to Mr. Daly 6,000,000 shares of our common stock at a price of $0.001 per share for total proceeds of $6,000. We lease our office space located at 20 Lyall Avenue, Toronto, Ontario, Canada from Mr. Daly at a cost of $200 per month.

Except as described above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

(1)	Any of our directors or officers;
(2)	Any person proposed as a nominee for election as a director;
(3)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(4)	Any of our promoters; and

(5)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the year ended July 31, 2005, we borrowed $20,500.00 from Paul G. Daly, our founder and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, all of which is being used by us as general working capital. The amounts borrowed are unsecured, non-interest bearing and are due on demand.

ITEM 13.     EXHIBITS.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
14.1	Code of Ethics.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

	Year Ended July 31, 2005	Year Ended July 31, 2004

Audit Fees	$23,145	$8,790
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$23,145	$8,790

Our sole director pre-approves all non-audit services to be performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Date:	November 8, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Date:	November 8, 2005