Form 10QSB
period 2005-10-31
INFITECH VENTURES INC
filed 2005-12-21
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2005

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

(416) 691-4068
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 9, 2005, the Issuer had 12,845,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

OCTOBER 31, 2005

F-i

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
October 31, 2005

ASSETS

Current
Cash and cash equivalents	$18,628
Deferred tax asset less valuation allowance of $89,240	-
Total current assets	18,628

Patent application and intellectual property ( Note 4 )	17,500

Total assets	$36,128

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$14,139
Accounts payable and accrued liabilities - related party	5,400
Due to related parties (Note 6)	22,300
Total current liabilities	41,839

Commitments and Contingency (Notes 2 and 4)

Defiency in assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 12,845,000 shares	12,845
Additional paid-in capital	236,415
Deficit accumulated during the development stage	(254,971)
Total Deficiency in assets	(5,711)

Total liabilities and deficiency in assets	$36,128

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	3 months ended	3 months ended
	to October 31, 2005	October 31, 2005	October 31, 2004

Expenses
Contributed executive services	$135,000	$15,000	$15,000
Office	9,381	1,420	360
Professional fees	99,684	3,700	10,085
Rent	10,200	600	600
Web-site development	706	-	-

Loss before income taxes	(254,971)	(20,720)	(26,045)

Provision for income taxes	-	-	-

Net loss	$(254,971)	$(20,720)	$(26,045)

Basic and diluted net loss
per share		$(0.01)	$(0.01)

Weighted average number of
shares outstanding		12,262,112	12,094,000

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	3 months ended	3 months ended
	to October 31, 2005	October 31, 2005	October 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(254,971)	$(20,720)	$(26,045)
Adjustments to renconcile net loss to net cash used in operating activities
Contributed executive services	135,000	15,000	15,000
Changes in non-cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	14,139	(12,427)	3,420
Increase in accounts payable and accrued
liabilities - related party	5,400	600	600

Net cash used in operating activities	(100,432)	(17,547)	(7,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	106,760	2,100	-
Increase in due to related parties	22,300	-	-
Net cash provided by financing activities	129,060	2,100	-

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash and cash equivalents for the period	18,628	(15,447)	(7,025)

Cash and cash equivalents, beginning	-	34,075	36,222

Cash and cash equivalents, ending	$18,628	$18,628	$29,197

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2005

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on October 24, 2000, under the Laws of the State of Nevada. The Company intends to develop and market a wax technology relating to the process of solidifying and removing spilled oil on land and water. The Company is considered to be a development stage company as it has not generated revenues from operations.

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

October 31,
2005
Deficit accumulated during the developmental stage	$(254,971)
Deficiency in working capital	$(23,211)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
October 31, 2005

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2005 and 2004, cash and cash equivalents consisted of cash held at banks.

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

During the three - month period ended October 31,2005, the Company recorded contributed executive services in the amount of $15,000 (2004 - $15,000 ) .

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
October 31, 2005

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

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company received a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company through October 31, 2005, was not significant.

As the Company’s common stock was not publicly traded at the time of issuance, the Company used the last price at which the Company’s common stock was issued, being $0.05 per share, to determine the approximate current fair value of the 150,000 shares of common stock issued to the inventor.

Further, as the patent application has yet to be formally certified, no amortization expense has been recorded. Once the patent is approved, the cost of this asset will be amortized over its useful life. The patent application was due to expire on July 17, 2005, and the Company has filed the necessary patent examination applications prior to that date to extend it.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2005

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

October 31,
2005
Net loss	$(20,720)

Expected income tax recovery	$7,252
Unrecognized current benefit of operating losses	(7,252)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2005
Tax benefit of net operating loss carry forward	$89,240
Valuation allowance	(89,240)
$-

The Company has net operating loss carryforwards of approximately $254,971 available for deduction against future years taxable income. The valuation allowance increased to $89,240 during the period ended October 31, 2005, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2025.

6.	RELATED PARTY TRANSACTIONS

At October 31, 2005, there is $22,300 (2004 - $1,800) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through October 31, 2005.

During the three - month period ended October 31, 2005, the Company paid rent of $600 (2004 - $600) to a director of the Company. Rent is paid on a month to month basis.

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

8.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended October 31, 2005 and changes in our financial condition from July 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005.

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

Effective as of December 2, 2005, our common stock is now quoted on the OTC Bulletin Board under the symbol “IFTV”.

Wax Products

We have developed and successfully tested prototypes of the Wax Technology and are in the process of refining the Wax Technology for commercial application. We intend to develop a variety of different products based on our Wax Technology for use in different applications. Once we have completed the development of our commercial products, we will proceed with the marketing stage of our business plan, which involves marketing our products directly to environmental remediation contractors, insurance companies and other organizations involved in environmental clean-up activities. Although we have successfully developed and tested prototypes based on our Wax Technology, we have yet to complete the commercial development of products based on that technology. Our ability to pursue our plan of operation, as discussed below, depends upon our obtaining substantial financing, of which there is no assurance.

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

PLAN OF OPERATION

We anticipate spending approximately $750,000 over the next twelve months in pursuing our plan of operation. This amount is significantly greater than the total amount of financing that we have been able to obtain to date. This anticipated increase in our capital needs and expenditures is attributable to the fact that, subject to our obtaining sufficient financing, of which there is no assurance, we anticipate entering into the production and marketing phases of our business plan within the next twelve months. Our plan of operation for the next twelve months involves the following:

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

(iii)

Subject to our obtaining additional financing, of which there is no assurance, we intend to submit our products to Environment Canada and the US Environmental Protection Agency and other regulatory bodies in an attempt to obtain their approval for our products.

We anticipate that this phase of our business will take approximately six to twelve months to complete and we do not anticipate making any significant sales or generating any significant revenues until this phase of our plan of operation is complete. We anticipate spending approximately $75,000 to complete this phase of our plan of operation.

3.

Production and Manufacturing: Once we have completed the market development stage of our plan, we anticipate that we will begin to produce and manufacture our products. We expect to expend approximately $325,000 over a twelve-month period in producing and manufacturing our planned products and the applicator equipment to be used for dispensing those products. Production and manufacturing costs are expected to include the cost of raw materials, including paraffin wax, blending of the wax and other raw materials and packaging.

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

We expect that the amounts required to complete our plan of operation for the next twelve months will be in excess of our current cash reserves and our anticipated revenues for that period. As of October 31, 2005, the date of our most recently available financial statements, we had cash in the amount of $18,628. We anticipate that our current cash resources will only be sufficient to meet our requirements for the next three months. Further, it is anticipated that our business will not generate any significant revenues over the next twelve months. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with our plan of operation. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. Our inability to raise the necessary financing will severely restrict our ability to complete the product development and market development phases of our plan of operation.

RESULTS OF OPERATIONS

First Quarter Summary

	Three Months Ended October 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$Nil	$Nil	--
Expenses	(20,720)	(26,045)	(20.4)%
Net Income (Loss)	$(20,720)	$(26,045)	(20.4)%

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

Operating Costs and Expenses

Our operating expenses for the quarterly periods ended October 31, 2005 and 2004 consisted of the following:

	Three Months Ended October 31
			Percentage
	2005	2004	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	--
Office and Miscellaneous	1,420	360	294.4%
Professional Fees	3,700	10,085	(63.3)%
Rent	600	600	--
Web-Site Development	--	--	--
Total Operating Expenses	$20,720	$26,045	(20.4)%

Our expenses decreased by $5,325 or 20.4% during the three-month period ended October 31, 2005 over the same period ended October 31, 2004. This decrease is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the three months ended October 31, 2005, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2005	At July 31, 2005	Increase / (Decrease)
Current Assets	$18,628	$34,075	(45.3)%
Current Liabilities	(41,839)	(53,666)	(22.0)%
Working Capital (Deficit)	$(23,211)	$(19,591)	18.5%

Cash Flows

	Three Months Ended October 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(17,547)	$(7,025)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	2,100	--
Net Increase (decrease) in Cash During Period	$(15,447)	$(7,025)

The increase in our working capital deficit at October 31, 2005 as compared to our fiscal year ended July 31, 2005 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. During the period, we completed a private placement of 601,000 shares of our common stock at a price of $0.06 per share for total proceeds of $36,060. The proceeds from this private placement are being used by us as general working capital.

As of October 31, 2005, the date of our most recently available financial statements, we had cash on hand of $18,628. Since our inception, we have used sales of our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective October 17, 2005, we completed a private placement of 601,000 shares of our common stock at a price of $0.06 per share for total proceeds of $36,060. These shares were sold pursuant to Regulation S of the Securities Act of 1933 based on representations made to us by the subscribers that they are not “US persons” as defined in Regulation S and were not acquiring our shares for the benefit of such a US person.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

Other Events

Effective as of December 2, 2005, our common stock is now quoted on the OTC Bulletin Board under the symbol “IFTV”.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)

10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2005. We have not filed any Current Reports on Form 8-K since October 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	December 20, 2005	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)