Form 10QSB
period 2006-01-31
INFITECH VENTURES INC
filed 2006-03-22
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2006, the Issuer had 12,845,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

January 31, 2006

F-i

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEET - (unaudited)
(Expressed in United States Dollars)
January 31, 2006

ASSETS

Current
Cash and cash equivalents	$15,475
Deferred tax asset less valuation allowance of $ 97,000	-
Total current assets	15,475

Patent application and intellectual property ( Note 4 )	17,500

Total assets	$32,975

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$17,560
Accounts payable and accrued liabilities - related party	6,000
Due to related parties (Note 6)	22,300
Total current liabilities	45,860

Commitments and Contingency (Notes 2, 4 and 7)

Deficiency in assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued 12,845,000 shares	12,845
Additional paid-in capital	251,415
Deficit accumulated during the development stage	(277,145)
Total stockholders' equity (deficiency in assets)	(12,885)

Total liabilities and deficiency in assets	$32,975

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended	3 months ended	3 months ended
	to January 31, 2006	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005

Expenses
Contributed executive services	$150,000	$30,000	$30,000	$15,000	$15,000
Office	10,165	2,204	1,412	784	1,052
Professional fees	105,474	9,490	25,577	5,790	15,492
Rent	10,800	1,200	1,200	600	600
Web-site development	706	-	-	-	-

Loss before income taxes	(277,145)	(42,894)	(58,189)	(22,174)	(32,144)

Provision for income taxes	-	-	-	-	-

Net loss	$(277,145)	$(42,894)	$(58,189)	$(22,174)	$(32,144)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
shares outstanding		12,413,597	12,095,233	12,395,485	12,098,891

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended
	to January 31, 2006	January 31, 2006	January 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(277,145)	$(42,894)	$(58,189)
Items not affecting cash:
Contributed executive services	150,000	30,000	30,000
Changes in non cash items
Increase (decrease) in accounts payable and accrued liabilities	17,560	(9,006)	3,818
Increase in accounts payable and accrued
liabilities - related party	6,000	1,200	1,200

Net cash used in operating activities	(103,585)	(20,700)	(23,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	106,760	2,100	-
Increase in due to related parties	22,300	-	-
Net cash provided by financing activities	129,060	2,100	-

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Net increase (decrease) in cash and cash equivalents for the period	15,475	(18,600)	(23,171)

Cash and cash equivalents, beginning	-	34,075	36,222

Cash and cash equivalents, ending	$15,475	$15,475	$13,051

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2006

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2005. The results of operations for the three and six months ended January 31, 2006 are not necessarily indicative of the results expected for the year ending July 31, 2006.

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

		January 31,
		2006
Deficit accumulated during the developmental stage		$(277,145)
Working capital (deficiency)	$	(30,385)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
January 31, 2006

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

Cash And Cash Equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2006, cash and cash equivalents consisted of cash held at banks.

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

During the six month period ended January 31,2006, the Company recorded contributed executive services in the amount of $30,000 (2005 - $30,000 ) .

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
January 31, 2006

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

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to January 31, 2006 was not significant.

As the Company’s common stock was not publicly traded at the time of issuance, the Company used the last price at which the Company’s common stock was issued, being $0.05 per share, to determine the approximate current fair value of the 150,000 shares of common stock issued to the inventor.

Further, as the patent application has yet to be formally certified, no amortization expense has been recorded. Once the patent is approved, the cost of this asset will be amortized over its useful life. The patent application was due to expire on July 17, 2005, and the Company has filed the necessary patent examination applications prior to that date. The examination application process normally takes approximately two years to determine whether the patent will be granted. If successful, the patent will expire on July 17, 2020.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2006

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

January 31,
2006
Net loss	$(42,894)

Expected income tax recovery	$15,013
Unrecognized current benefit of operating losses	(15,013)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2006
Tax benefit of net operating loss carry forward	$97,000
Valuation allowance	(97,000)
$-

The Company has net operating loss carryforwards of approximately $277,145 available for deduction against future years taxable income. The valuation allowance increased to $97,000 during the period ended January 31, 2006, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2026.

6.	RELATED PARTY TRANSACTIONS

At January 31, 2006, there is a total of $22,300 due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date, imputed interest is an immaterial amount and has not been recorded through January 31, 2006.

During the six - month period ended January 31, 2006, the Company paid rent of $1,200 (2005 - $1,200) to a director of the Company. Rent is paid on a month - to - month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

7.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

8.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the second quarter and six-month period ended January 31, 2006 and changes in our financial condition from July 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005, filed with the SEC on November 9, 2005.

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

We expect that the amounts required to complete our plan of operation for the next twelve months will be in excess of our current cash reserves and our anticipated revenues for that period. As of January 31, 2006, the date of our most recently available financial statements, we had cash in the amount of $15,475. We anticipate that our current cash resources will only be sufficient to meet our requirements for the next three months. Further, it is anticipated that our business will not generate any significant revenues over the next twelve months. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended January 31			Six Months Ended January 31
	2006	2005	Percentage Increase / (Decrease)	2006	2005	Percentage Increase / (Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A
Expenses	(22,174)	(32,144)	(31.0)%	(42,894)	(58,189)	(26.3)%
Net Loss	(22,174)	(32,144)	(31.0)%	(42,894)	(58,189)	(26.3)%

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

Operating Costs and Expenses

Our operating expenses for the periods ended January 31, 2006 and 2005 consisted of the following:

	Second Quarter Ended January 31			Six Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Contributed Executive Services	$15,000	$15,000	--	$30,000	$30,000	--
Office and Miscellaneous	784	1,052	(25.5)%	2,204	1,412	56.1%
Professional Fees	5,790	15,492	(62.6)%	9,490	25,577	(62.9)%
Rent	600	600	--	1,200	1,200	--
Web-Site Development	--	--	N/A	--	--	N/A
Total Operating Expenses	$22,174	$32,144	(31.0)%	$42,894	$58,189	(26.3)%

Our total expenses decreased by $9,970 or 31.0% during the three-month period ended January 31, 2006 over the same period ended January 31, 2005. This decrease is primarily the result of decreases in the amount of professional fees incurred by us. The higher professional fees incurred during the three-month period ended January 31, 2005 were incurred primarily in connection with the filing of a registration statement with the SEC.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the three months ended January 31, 2006, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2006	At July 31, 2005	Percentage Increase / (Decrease)
Current Assets	$15,475	$34,075	(54.6)%
Current Liabilities	(45,860)	(53,666)	(14.5)%
Working Capital (Deficit)	$(30,385)	$(19,591)	55.1%

Cash Flows

	Six Months Ended January 31
	2006	2005
Cash Flows from (used in) Operating Activities	$(20,700)	$(23,171)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	2,100	--
Net Increase (decrease) in Cash During Period	$(18,600)	$(23,171)

The increase in our working capital deficit at January 31, 2006 as compared to our fiscal year ended July 31, 2005 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period.

As of January 31, 2006, the date of our most recently available financial statements, we had cash on hand of $15,475. Since our inception, we have used sales of our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the six-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2006. We have not filed any Current Reports on Form 8-K since January 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	March 21, 2006	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)