Form 10QSB
period 2006-04-30
INFITECH VENTURES INC
filed 2006-07-14
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended April 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 11, 2006, the Issuer had 12,845,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2006

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEET - (unaudited)
(Expressed in United States Dollars)
April 30, 2006

ASSETS

Current
Cash and cash equivalents	$1,624
Deferred tax asset less valuation allowance of $ 104,000	-
Total current assets	1,624

Patent application and intellectual property ( Note 4 )	17,500

Total assets	$19,124

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$8,815
Accounts payable and accrued liabilities - related party	6,600
Due to related parties (Note 6)	22,300
Total current liabilities	37,715

Commitments and Contingency (Notes 2 and 4)

Deficiency in assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 12,845,000 shares	12,845
Additional paid-in capital	266,415
Deficit accumulated during the development stage	(297,851)
Total deficiency in assets	(18,591)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$19,124

See accompanying notes.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended
	to April 30, 2006	April 30, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297,851)	$(63,600)	$(104,239)
Items not affecting cash:
Contributed executive services	165,000	45,000	45,000
Changes in non cash items
Increase (decrease) in accounts payable and accrued liabilities
and accrued liabilities	8,815	(17,751)	15,384
Increase in accounts payable and accrued
liabilities - related party	6,600	1,800	1,800

Net cash used in operating activities	(117,436)	(34,551)	(42,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	106,760	2,100	-
Increase in due to related parties	22,300	-	9,000
Net cash provided by financing activities	129,060	2,100	9,000

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Net increase (decrease) in cash and cash equivalents for the period	1,624	(32,451)	(33,055)

Cash and cash equivalents, beginning	-	34,075	36,222

Cash and cash equivalents, ending	$1,624	$1,624	$3,167

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE (NOTE 7)

See accompanying notes.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended	3 months ended	3 months ended
	to April 30, 2006	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

Expenses
Contributed executive services	$165,000	$45,000	$45,000	$15,000	$15,000
Office	10,771	2,810	4,639	606	3,227
Professional fees	109,974	13,990	52,580	4,500	27,003
Rent	11,400	1,800	1,800	600	600
Web-site development	706	-	220	-	220

Loss before income taxes	(297,851)	(63,600)	(104,239)	(20,706)	(46,050)

Provision for income taxes	-	-	-	-	-

Net loss	$(297,851)	$(63,600)	$(104,239)	$(20,706)	$(46,050)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
shares outstanding		12,413,597	12,095,233	12,395,485	12,098,891

See accompanying notes.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2006

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2005. The results of operations for the three and nine months ended April 30, 2006 are not necessarily indicative of the results expected for the year ending July 31, 2006.

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

April 30,
2006
Deficit accumulated during the developmental stage	$(297,913)
Working capital (deficiency)	$(36,091)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
April 30, 2006

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2006, cash and cash equivalents consisted of cash held at banks.

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

Contributed executive services

Pursuant to SAB Topic 1:B (1) and the last paragraph of SAB 5:T, the Company is required to report all costs of conducting its business. Accordingly, the Company records the fair value of contributed executive services, provided to the Company at no cost, as compensation expense, with a corresponding increase to additional paid-in capital, in the year in which the services are provided.

During the nine - month period ended April 30, 2006, the Company recorded contributed executive services in the amount of $45,000 (2005 - $45,000 ).

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
April 30, 2006

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

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to April 30, 2006 was not significant.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2006

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

April 30,
2006
Net loss	$(63,600)

Expected income tax recovery	$22,260
Unrecognized current benefit of operating losses	(22,260)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2006
Tax benefit of net operating loss carry forward	$104,000
Valuation allowance	(104,000)
$-

The Company has net operating loss carryforwards of approximately $297,851 available for deduction against future years taxable income. The valuation allowance increased to $104,000 during the period ended April 30, 2006, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2026.

6.	RELATED PARTY TRANSACTIONS

At April 30, 2006, there is a total of $22,300 due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date, imputed interest is an immaterial amount and has not been recorded through April 30, 2006.

During the nine - month period ended April 30, 2006, the Company paid rent of $1,800 (2005 - $1,800) to a director of the Company. Occupancy is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine – month period ended April 30, 2006 there were no significant non – cash transactions.

During the nine – month period ended April 30, 2005 the Company issued 150,000 shares at a value of $7,500 to settle an obligation to issue shares of $7500.

8.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest,

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2006

8.	FINANCIAL INSTRUMENTS (cont’d)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the Third Quarter and nine month period ended April 30, 2006 and changes in our financial condition from July 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005, filed with the SEC on November 9, 2005.

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

1.

Product Formulation and Testing: We intend to continue to develop, refine and test various formulations of our Wax Technology to develop a number of final products for application on various types of oils and fuels and locations. During this phase of our business plan, we expect that the majority of our activities will involve laboratory research and development and field testing of various formulations. During this stage of our development we will also work to develop application equipment designed to meet the needs of specific customers. We anticipate spending approximately $75,000 to complete the product formulation and testing phase of our plan of operation. We currently do not have sufficient capital resources to complete this phase of our plan of operation. If we are able to obtain sufficient financing, of which there are no assurances, we expect that it will take us approximately six months to complete this phase of our plan of operation.

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

We anticipate spending approximately $75,000 to complete this phase of our plan of operation. We do not anticipate beginning this stage of our plan of operation until we have completed the product formulation and testing phase. We anticipate that this phase of our business will take approximately six to twelve months to complete and we do not anticipate making any significant sales or generating any significant revenues until this phase of our plan of operation is complete.

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenues in the near term. As of April 30, 2006, the date of our most recently available financial statements, we had cash in the amount of $1,624. We anticipate that our current cash resources will only be sufficient to meet our requirements for the next three months. Further, it is anticipated that our business will not generate any significant revenues in the near term. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended April 30			Nine Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A

Expenses	(20,706)	(46,050)	(55.0)%	(63,600)	(104,239)	(39.0)%

Net Loss	(20,706)	(46,050)	(55.0)%	(63,600)	(104,239)	(39.0)%

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

Operating Costs and Expenses

Our operating expenses for the periods ended April 30, 2006 and 2005 consisted of the following:

	Third Quarter Ended April 30			Nine Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Contributed Executive Services	$15,000	$15,000	--	$45,000	$45,000	--
Office	606	3,227	(81.2)%	2,810	4,639	(39.4)%
Professional Fees	4,500	27,003	(83.3)%	13,990	52,580	(73.4)%
Rent	600	600	--	1,800	1,800	--
Web-Site Development	--	220	(100.0)%	--	220	(100.0)%
Total Operating Expenses	$20,706	$46,050	(55.0)%	$63,600	$104,239	(39.0)%

Our total expenses decreased by $25,344 or 55.0% during the third quarter ended April 30, 2006 as compared to the same period ended April 30, 2005. This decrease is primarily the result of decreases in the amount of professional fees incurred by us. The higher professional fees incurred during the third quarter ended April 30, 2005 were incurred primarily in connection with the filing of a registration statement with the SEC.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the third quarter ended April 30, 2006, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2006	At July 31, 2005	Increase / (Decrease)
Current Assets	$1,624	$34,075	(95.2)%
Current Liabilities	(37,715)	(53,666)	(29.7)%
Working Capital (Deficit)	$(36,091)	$(19,591)	84.2%

Cash Flows
	Nine Months Ended April 30
	2006	2005
Cash Flows from (used in) Operating Activities	$(34,551)	$(42,055)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	2,100	9,000
Net Increase (decrease) in Cash During Period	$(32,451)	$(33,055)

The increase in our working capital deficit at April 30, 2006 as compared to our fiscal year ended July 31, 2005 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period.

As of April 30, 2006, the date of our most recently available financial statements, we had cash on hand of $1,624. Since our inception, we have used sales of our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2006. We have not filed any Current Reports on Form 8-K since April 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date: July 13, 2006	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)