Form 10KSB
period 2006-07-31
INFITECH VENTURES INC
filed 2006-11-07
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year: NIL.

As of July 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-
affiliates was $410,700, based on a price of $0.06 per share, being the last price at which shares of common stock were sold by the issuer. Although the Registrant’s shares have been eligible for quotation on the OTCBB, there has been no trading in the Registrant’s common stock to date.

As of October 23, 2006, the Registrant had 12,845,000 shares of common stock, with a par value of $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we”, “us”, “our”, the “Company”, and “Infitech” mean Infitech Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.           DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated on October 24, 2000 under the laws of the State of Nevada for the purpose of seeking business opportunities with respect to environmental technologies and products.

Our business currently revolves around the development and marketing of a proprietary, patent-pending technology (the “Wax Technology”) that uses a molten wax compound consisting of paraffin wax and resins to control, clean and remediate oil and other liquid fuel spills on land and water. In addition, as part of our long-term business plan, we intend to pursue business opportunities in wastewater treatment solutions.

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of July 31, 2006, we had cash of $655. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Plan of Operation” and “Liquidity and Financial Condition” below. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

RECENT CORPORATE DEVELOPMENTS

Since our fiscal year ended July 31, 2005, the following corporate developments have transpired:

-

We completed an offering of 601,000 shares of our common stock at a price of $0.06 per share to a total of six purchasers on October 17, 2005. The total amount we received from this offering was $36,060. We completed the offering pursuant to Regulation S of the Securities Act. See “Item 5. Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities.”

-	Effective as of December 2, 2005, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “IFTV”.

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

The Wax Technology utilizes a wax compound made up of a proprietary mixture of paraffin wax and synthetic resins to control and clean oil spills on land, still bodies of water and shorelines. The wax compound is heated to a liquid state and the molten wax compound is then sprayed on top of the oil spill in a manner similar to spray painting a car. Once the wax compound comes into contact with the oil spill, whether the spill is on water or the ground, the wax instantaneously solidifies. A chemical reaction occurs as the hydrocarbon molecules present in the oil spill automatically bond with the hydrocarbon molecules present in the wax. The result is a solidified mixture that floats and which can then be easily collected. The collected wax/oil mixture can then be reprocessed, recycled by separating the oil from the wax, and reused. The Wax Technology is designed for easy use by any laborer, significantly reduces the costs and dangers associated with existing remediation methods and cleans to existing environmental standards.

Product Development and Planned Wax Applications

Currently, we intend to market different formulations of the Wax Technology for use on:

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

Our product development work to date has focused primarily on adjusting the formulation of the wax itself, choosing waxes of different melt points for specific applications, and experimenting with waxes with different melt points and with different methods of application. When conducting our development work, consideration is given to:

(1)	Expected weather conditions and season of the year;
(2)	Type of oil spilled (e.g. bunker, diesel, gasoline, etc.);
(3)	Whether the spill is on land or water;
(4)	Method to be used to retrieve the spent solid wax/oil mixture;
(5)	Nature of the terrain (e.g. sandy beach vs. rocky shoreline); and
(6)	Application method and equipment.

By varying the formulation of wax and synthetic resins and the melting point of the wax, we are able to vary the structural strength of the wax, its rigidity, its elasticity and its adhesive qualities. Our tests have shown that paraffin waxes with a mid-range melt point and a higher ratio of resins to wax are better suited for treating oil coated beaches during summer climate conditions. The mixture is heated in a container to 350°F and sprayed onto the oil using a flare-jet nozzle 18 inches above the sand surface. Gravity feed is all that is required for this application. The resin speeds up the setting process and helps render the wax/oil residual less sticky to handle and prevents clogging in the application equipment.

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

Heavier oils such as Bunker B or Bunker C oil require higher pressure application to penetrate the thick viscous oil layer, regardless of whether the oil is spilled on land or water. Our tests have shown that a midrange melt point wax with a low ratio of resins to wax to be more effective in cleaning up this type of oil. This wax formulation can then be applied at increased pressures depending on the depth and viscosity of the oil layer and the ambient temperature.

Prototype and Field Testing

Prototypes of the Wax Technology have been field tested in a handful of cases.

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

Demonstrations of the Wax Technology were conducted for Ontario Hydro in 1989, 1990, 1992 and 1994. The tests were conducted on both land and inland waters on No. 2 fuel oil, turbine oil, lubricating oil, thermal oil, transformer oil, crude oil, bunker oil, diesel fuel and gasoline. The demonstrations were conducted at the Lennox TGS in Bath, Ontario, Canada. One of these demonstrations was used to clean up an actual oil spill over a land area measuring approximately 40 feet by 30 feet. The prototype wax formulation was successfully used to clean this area as well as machinery and staircases affected by the oil spill. This oil spill was cleaned up over a four hour period by two men using approximately 15 gallons of the Wax Technology at a cost of approximately $400. Other demonstrations were typically conducted by Mr. Nelson on areas measuring 5 feet by 10 feet over a one hour period using approximately one gallon of the Wax Technology. Each trial cost approximately $100.

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

COMPETITION

We are aware of only one company that currently markets oil spill clean up products utilizing wax as one of its major components. This company, Universal Remediation, Inc. (“Universal”), is currently marketing oil spill bioremediation products based on a modified beeswax powder. This product is intended to be used as a bioremediation agent, to be left on the spilled oil until the spilled oil has been biodegraded by bacteria present in the environment over the course of a few weeks or months. Our planned products differ from the products currently being marketed by Universal in that our products are intended to be used to immediately remove the spilled oil from the environment, while their products require continued environmental exposure to break down the spilled oil over a period of weeks to months. By facilitating the immediate removal of the oil from the environment, our planned products will decrease the exposure of wildlife and vegetation to the oil. In addition, although there can be no assurances, we believe that our planned products will be more economical. Our planned products utilize a paraffin wax formulation as its major component, the cost of which is significantly less than the cost of beeswax.

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

Although we have used prototype formulations of our Wax Technology in a number of test cases, we have not yet completed commercial development of products based on that technology and those prototypes have only been used in a small number of situations. Further, because our product is relatively novel, the Wax Technology has not yet gained acceptance in the market place. Ultimately, the ability of products based on our Wax Technology to successfully compete on a commercial level with existing remediation techniques will depend on our ability to establish a competitive price for our products and on our ability to demonstrate the efficiency and ease of use of our products and, most importantly, their effectiveness in cleaning oil spills compared to existing techniques.

Current Development Hurdles

Our Wax Technology is likely to be most effective when applied to oil spills located on still water, shoreline and coastal waters as well as on land. Even though the was compound used in the Wax Technology will float, because deep sea waters tend to be more turbulent than coastal and inland waters, collection of the spent wax compound will be more difficult. In addition, turbulent waters will tend to cause the spilled oil to disperse more quickly, which would require the wax compound to be applied over potentially very large areas.

Currently, we are still testing various formulations of our Wax Technology. Depending upon the different formulations of paraffin wax and synthetic resins, the effectiveness of the wax compound on cleaning different types of spilled oil/fuels will vary. We hope to finalize our different formulations within the next 6 months, subject to our obtaining sufficient financing, of which there is no assurance (see “Management’s Discussion and Analysis or Plan of Operation” below).

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

We expect to concentrate our marketing and sales efforts directly at approved emergency response contractors, insurance companies and other organizations involved in the control and remediation of oil spills.

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

PATENTS AND TRADEMARKS

The inventor of the Wax Technology, Mr. Nelson, registered a patent application with the Canadian Intellectual Property Office (the “CIPO”) under the application number CA 2,314,066 on July 17, 2000. In order to keep our patent application current, we are required to pay annual maintenance fees to the CIPO. In order to be granted a final patent from the CIPO, we are required to request that the CIPO conduct an examination of our application within five years from the date the application was filed. A request was made for the examination of our patent application in July, 2005. As of the date of filing of this Annual Report, our patent application was still under examination by the CIPO. We have retained the services of a patent agent to act on our behalf with respect to our patent application.

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

Environment Canada Approval Requirements

In Canada, where an oil spill will potentially affect inland or coastal waters subject to the Canadian Fisheries Act, permission must be obtained from the regional office of Environment Canada to use oil spill treatment agents or products. Permission is granted by Environment Canada on a case-by-case basis, but is not required for oil spills not affecting waters subject to the Fisheries Act. In order for remediation personnel to obtain permission to use our planned products, those products must be submitted to the Environmental Technology Centre of Environment Canada (the “ETC”) for testing and approval. Although we have not yet submitted our products to the ETC for testing, we have made initial contact with the ETC with respect to obtaining their approval for our planned products. In our discussions with the ETC, they have expressed concerns with regards to the use of the Wax Technology on fast moving waters, the Wax Technology’s absorption rate and on the recoverability of the spent wax. However, the ETC’s comments are based on a twenty-year old, early prototype of the Wax Technology that Mr. Nelson had demonstrated for Environment Canada in the 1970’s. We are working to address those concerns in our current development activities, including increasing the absorption capacity of the wax compound and the use of a synthetic mesh netting to remove the spent solidified wax (see “Product Development and Planned Wax Applications” and “Current Development Hurdles” above). Further, we intend to restrict marketing for the use of our product to calm/still waters and shoreline clean ups where we believe use of the Wax Technology will be most beneficial. Subject to our ability to obtain additional financing, of which there is no assurance, once we have completed the development of our planned products, we hope to make a formal submission to the ETC for their approval.

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

EMPLOYEES

We currently have only one full-time employee, who is our founder, sole director and President, Secretary and Treasurer, Paul G. Daly. However, we have retained the services of two consultants whose services are crucial to our future success, the inventor of the Wax Technology, William Nelson and Dr. C.C. Shen, an expert in wastewater treatment systems (see “Directors and Executive Officers, Promoters and Control Persons” below).

ITEM 2.           DESCRIPTION OF PROPERTY.

We currently do not own any real property. We currently lease an office space located at 20 Lyall Avenue, Toronto, Ontario, Canada, M4E 1V9, consisting of approximately 700 square feet at a cost of $200 per month. We also maintain a mailing address at Suite 1202, 1288 Alberni Street, Vancouver, British Columbia, Canada, V6E 4N5. We rent this office space from Paul G. Daly, who is our sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

ITEM 3.           LEGAL PROCEDINGS.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Effective December 2, 2005, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “IFTV”. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTC Bulletin Board, as applicable, were:

	Fiscal Year Ended July 31, 2006		Fiscal Year Ended July 31, 2005
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Registered Holders of Our Common Stock

As of October 23, 2006, there were 108 registered holders of record of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings, if any, in order to finance the expansion of our operations. Our board of directors will determine future declaration and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our Articles of Incorporation or in our Bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights of shareholders who have preferential rights superior to those receiving the distributions.

Recent Sales Of Unregistered Securities

During the year ended July 31, 2006, we completed the sale of the following securities that were not registered pursuant to the Securities Act:

-

We completed an offering of 601,000 shares of our common stock at a price of $0.06 per share to a total of 6 purchasers on October 17, 2005. The total amount we received from this offering was $36,060. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. We believe that each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

We anticipate spending approximately $750,000 over the next twelve months in pursuing our plan of operation subject to obtaining sufficient financing. This amount is significantly greater than the total amount of financing that we have been able to obtain to date. This anticipated increase in our capital needs and expenditures is attributable to the fact that, subject to our obtaining sufficient financing, of which there is no assurance, we anticipate entering into the production and marketing phases of our business plan within the next twelve months. Our plan of operation for the next twelve months involves the following:

1.

Product Formulation and Testing: We intend to continue to develop, refine and test various formulations of our Wax Technology to develop a number of final products for application on various types of oils and fuels and locations. During this phase of our business plan, we expect that the majority of our activities will involve laboratory research and development and field testing of various formulations. During this stage of our development we will also work to develop application equipment designed to meet the needs of specific customers. We expect to complete this phase of our plan of operation within the next six months. We anticipate spending approximately $75,000 to complete the product formulation and testing phase of our plan of operation. If we are able to obtain sufficient financing, of which there is no assurance, we expect that it will take us approximately six months to complete this phase of our plan of operation.

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

4.

Marketing: We also anticipate that, once we have completed the market development stage of our plan, we will begin to aggressively market our products. We intend to develop marketing literature, demonstration videos and CD-ROMS, enhance our internet capabilities, visit potential customers and conduct demonstrations and present exhibits at tradeshows. We expect to spend approximately $100,000 on marketing activities over a twelve-month period.

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenues in the near future. As of July 31, 2006, we had cash in the amount of $655. Our current cash resources will be insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenues in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Summary
	Year Ended July 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$ -	$ -	N/A
Expenses	(98,821)	(139,743)	(29.3)%
Net Income (Loss)	$(98,821)	$(139,743)	(29.3)%

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

Operating Expenses

Our operating expenses for the years ended July 31, 2006 and July 31, 2005 consisted of the following:

	Year Ended July 31
			Percentage
	2006	2005	Increase / (Decrease)
Contributed Executive Services	$60,000	$60,000	0.0%
Office and Miscellaneous	4,404	6,666	(33.9)%
Professional Fees	31,642	70,457	(55.1)%
Rent	2,400	2,400	0.0%
Web-Site Development	375	220	70.5%
Total Expenses	$98,821	$139,743	(29.3)%

Our expenses decreased by $40,922, or 29.3% as compared to the previous fiscal year ended July 31, 2005. This decrease is primarily the result of decreases in the amount of professional fees incurred by us. The higher professional fees incurred during the fiscal year ended July 31, 2005 were primarily attributable to consulting fees paid to Mr. Nelson in the amount of $750 (CDN $1,000) per month for the period from June, 2004 to May, 2005 pursuant to the Technology Agreement and to professional fees paid by us in connection with filing a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the “Exchange Act”). The obligation to pay the consulting fees to Mr. Nelson under the Technology Agreement ended in May, 2005. During the fiscal year ended July 31, 2006, professional fees were primarily fees paid by us in connection with our ongoing reporting obligations under the Exchange Act.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the year ended July 31, 2006, we recorded contributed executive services expenses of $60,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to increased product and business development activities and the professional fees associated with complying with our reporting obligations under the Exchange Act. Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2006	At July 31, 2005	Increase / (Decrease)
Current Assets	$655	$34,075	(98.1)%
Current Liabilities	(56,967)	(53,666)	6.2%
Working Capital (Deficit)	$(56,312)	$(19,591)	187.4%

Cash Flows
	Year Ended July 31
	2006	2005
Cash Flows From (Used In) Operating Activities	$(35,520)	$(56,607)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows Provided By (Used In) Financing Activities	2,100	54,460
Net Increase (Decrease) In Cash During Period	$(33,420)	$(2,147)

The increases of our working capital deficit at July 31, 2006 compared to the previous year ended July 31, 2005, and the decreases in our cash used during the year ended July 31, 2006 from the preceding fiscal year are primarily a result of the fact that we did not obtain any financing during the year July 31, 2006 and the fact that we had no revenue during the year ended July 31, 2006.

As of July 31, 2006, we had cash on hand of $655. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors have stated in their report that there is substantial doubt that we will be able to continue as a going concern.

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

Our corporate headquarters are located at 20 Lyall Avenue, Toronto, Ontario, Canada, M4E 1V9. As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Camlex Management (Nevada) Inc. of 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123.

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

JULY 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Infitech Ventures, Inc. (A Development Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of Infitech Ventures, Inc. (A Development Stage Company) as of July 31, 2006 and 2005, and the related statements of operations, deficiency in assets and cash flows for the years then ended and for the period from inception (October 24, 2000) to July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures, Inc. (A Development Stage Company) at July 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from inception (October 24, 2000) to July 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $98,821 for the year ended July 31, 2006, and has an accumulated deficit of $333,072, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida
October 27, 2006

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
July 31

	2006	2005

ASSETS

Current
Cash and cash equivalents	$655	$34,075
Deferred tax asset less valuation allowance of $116,575
and 81,988	-	-

Total current assets	655	34,075

Patent application and intellectual property (Note 4 )	17,500	17,500

Total assets	$18,155	$51,575

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$27,467	$26,566
Accounts payable and accrued liabilities - related party	7,200	4,800
Due to related parties (Note 6)	22,300	22,300
Total current liabilities	56,967	53,666

Commitments and Contingency (Notes 2 and 4)

Deficiency in assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued 12,845,000 shares (2005 - 12,244,000)	12,845	12,244
Additional paid-in capital	281,415	185,956
Share subscriptions	-	33,960
Deficit accumulated during the development stage	(333,072)	(234,251)
Total deficiency in assets	(38,812)	(2,091)

Total liabilities and deficiency in assets	$18,155	$51,575

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF DEFICIENCY IN ASSETS
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06
per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	$12,845	$281,415	$-	$-	$(333,072)	$(38,812)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2006	July 31, 2006	July 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,072)	$(98,821)	$(139,743)
Items not affecting cash:
Contributed executive services	180,000	60,000	60,000
Changes in nnon-cash working capital items
Increase in accounts payable and accrued liabilities	27,467	901	20,736
Increase in accounts payable and accrued
liabilities - related party	7,200	2,400	2,400

Net cash used in operating activities	(118,405)	(35,520)	(56,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	72,800	2,100	-
Increase in due to related parties	22,300	-	20,500
Share subscriptions	33,960	-	33,960
Net cash provided by financing activities	129,060	2,100	54,460

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash and cash equivalents for the period	655	(33,420)	(2,147)

Cash and cash equivalents, beginning	-	34,075	36,222

Cash and cash equivalents, ending	$655	$655	$34,075

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

              Supplemental cash flow disclosure (Note 7)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2006	July 31, 2006	July 31, 2005

Expenses
Contributed executive services	$180,000	$60,000	$60,000
Office	12,365	4,404	6,666
Professional fees	127,627	31,642	70,457
Rent	12,000	2,400	2,400
Web-site development	1,080	375	220

Loss before income taxes	(333,072)	(98,821)	(139,743)

Provision for income taxes	-	-	-

Net loss	$(333,072)	$(98,821)	$(139,743)

Basic and diluted net loss
per share		$(0.01)	$(0.01)

Weighted average number of
shares outstanding		12,711,627	12,167,973

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2006

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

		July 31,
		2006
Deficit accumulated during the developmental stage		$(333,072)
Working capital (deficiency)	$	(56,312)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
July 31, 2006

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2006 and 2005, cash and cash equivalents consisted of cash held at banks.

Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

Long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of an asset, an impairment loss will be recognized.

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

For each of the years ended July 31, 2006, and 2005 the Company recorded contributed executive services in the amount of $60,000.

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
July 31, 2006

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
c)

Pay to the inventor a royalty fee in the amount of $0.09 (Cdn $0.10) per pound of the formulation produced by or on behalf of the Company to any subsidiary, affiliate, agent or sub-contractor of the Company as defined in the agreement.

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to July 31, 2006, was not significant.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2006

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	July 31,	July 31
	2006	2005

Net loss	$(98,821)	$139,743

Expected income tax recovery	$34,587	48,910
Unrecognized current benefit of operating losses	(34,587)	(48,910)

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:
	2006	2005
Tax benefit of net operating loss carry forward	$116,575	81,988
Valuation allowance	(116,575)	(81,988)
	$-	$-

The Company has net operating loss carryforwards of approximately $333,072 available for deduction against future years taxable income. The valuation allowance increased to $116,575 during the year ended July 31, 2006, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2021.

6.	RELATED PARTY TRANSACTIONS

At July 31, 2006, there is $22,300 (2005 - $22,300) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through July 31, 2006.

For each of the years ended July 31, 2006 and 2005, the Company paid rent of $2,400 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	1.	During the year ended July 31, 2005 the Company acquired a patent application and intellectual rights and issued to the inventor a total of 150,000 shares of common stock at $ 0.05 per share.
	2.	During the year ended July 31, 2006 the Company issued 601,000 shares at a value of $36,060, among which $33,960 was received during the year ended July 31, 2005.
	3.	During the years ended July 31, 2005 and 2006, the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2006

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

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal year that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION.

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the name of our sole officer and director, his present positions with our company, and his biographical information.

Name	Age	Positions

Paul G. Daly	56	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Mr. Paul G. Daly is our founder and our sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and has served in those capacities since our incorporation on October 24, 2000. Mr. Daly founded Daly Environmental Consultants (“DEC”) in 1992, and continues to operate DEC on a part-time basis. DEC offers economical solutions to environmental problems of industrial and commercial firms and government agencies at federal, provincial/state and local levels. As our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, Mr. Daly is required to allocate all business opportunities related to our proposed wax products and our proposed wastewater treatment business to us. Any unrelated business opportunities may be pursued by Mr. Daly personally.

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

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

COMMITTEES OF THE BOARD OF DIRECTORS

Our audit committee presently consists of our entire board of directors. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee. However, our board of directors may establish various committees during the current fiscal year.

Audit Committee Financial Expert

Our board of directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Our board of directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. Our board of directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely at this time due to the high cost of such director candidates.

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

Dr. Shen received a Bachelor of Science degree in 1970 from Chung-Yuang College of Science and Engineering in Taiwan, and a Ph.D. in Chemical Engineering from the University of Idaho in 1976. Dr. Shen completed his doctoral thesis conducting research work on deep tank wastewater treatment processes and has spent more than 20 years in the wastewater treatment industry. He has been directly involved in the process design of several industrial and municipal wastewater plants in North America and Asia. In addition to his extensive process design experience, Dr. Shen has participated in the start-up, commissioning, and operations training of over 13 full scale wastewater plants around the world. Dr. Shen was employed by C-I-L Inc. from 1977 to1986, serving in various senior engineering positions within its environmental business, Eco Technology. In 1986, he assumed the position of Engineering Manager with Deep Shaft Technology Inc. where he was involved in the design of wastewater plants. Dr. Shen joined Zeneca Bio Products (now Astra-Zeneca) in 1992 where he worked as a Senior Process Engineer until 1996. Since 1996, Dr. Shen has continued his work in the environmental/engineering field, heading his own consulting firm, Shen and Associates.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to our Annual Report for the year ended July 31, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

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

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended July 31, 2006, and we have not granted any stock options since our inception.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 23, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	46.7%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	46.7%
Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 23, 2006. As of October 23, 2006, there were 12,845,000 shares of our common stock issued and outstanding.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we proposed to be a party:

(A)	Any director or officer;

(B)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

We currently owe $22,300 to Paul G. Daly, our founder and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. These amounts were advanced by Mr. Daly to allow us to pay for the ongoing costs of operating our business. The amounts borrowed are unsecured, non-interest bearing and are due on demand.

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

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended July 31, 2006 and July 31, 2005 for professional services rendered by the principal accountant for the audit of our financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2006	Year Ended July 31, 2005
Audit Fees	$25,800	$23,145
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$25,800	$23,145

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	November 6, 2006	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 6, 2006	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)