Form 10QSB
period 2006-10-31
INFITECH VENTURES INC
filed 2006-12-15
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 6, 2006, the Issuer had 12,845,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

October 31, 2006

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)
October 31

2006
ASSETS

Current
Cash and cash equivalents	$190
Deferred tax asset less valuation allowance of $123,970	-

Total current assets	190

Patent application and intellectual property	17,500

Total assets	$17,690

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$32,076
Accounts payable and accrued liabilities - related party	7,800
Due to related parties	22,755
Total current liabilities	62,631

Commitments and Contingency (Notes 2 and 4)

Deficiency in assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 12,845,000 shares	12,845
Additional paid-in capital	296,415
Deficit accumulated during the development stage	(354,201)
Total deficiency in assets	(44,941)

Total liabilities and deficiency in assets	$17,690

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	3 months ended	3 months ended
	to October 31, 2006	October 31, 2006	October 31, 2005

Expenses
Contributed executive services	$195,000	$15,000	$15,000
Office	12,411	46	1,420
Professional fees	133,110	5,483	3,700
Rent	12,600	600	600
Web-site development	1,080	-	-

Loss before income taxes	(354,201)	(21,129)	(20,720)

Provision for income taxes	-	-	-

Net loss	$(354,201)	$(21,129)	$(20,720)

Basic and diluted net loss
per share		$(0.01)	$(0.01)

Weighted average number of
shares outstanding		12,845,000	12,262,112

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	3 months ended	3 months ended
	to October 31, 2006	October 31, 2006	October 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(354,201)	$(21,129)	$(20,720)
Items not affecting cash:
Contributed executive services	195,000	15,000	15,000
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	32,076	4,610	(12,427)
Increase in accounts payable and accrued
liabilities - related party	7,800	600	600

Net cash used in operating activities	(119,325)	(919)	(17,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	106,760	-	2,100
Increase in due to related parties	22,755	455	-
Net cash provided by financing activities	129,515	455	2,100

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash and cash equivalents for the period	190	(464)	(15,447)

Cash and cash equivalents, beginning	-	654	34,075

Cash and cash equivalents, ending	$190	$190	$18,628

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

Supplemental cash flow disclosure (Note 7)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
October 31, 2006

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

		October 31,
		2006
Deficit accumulated during the developmental stage		$(354,201)
Working capital (deficiency)	$	(62,441)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
October 31, 2006

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2006 and 2005, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended October 31, 2006 and 2005, the Company recorded contributed executive services in the amount of $15,000.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
October 31, 2006

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

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to October 31, 2006, was not significant.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
October 31, 2006

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

October 31,
2006

Net loss	$(21,129)

Expected income tax recovery	$7,395
Unrecognized current benefit of operating losses	(7,395)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2006
Tax benefit of net operating loss carry forward	$123,970
Valuation allowance	(123,970)
$-

The Company has net operating loss carryforwards of approximately $354,201 available for deduction against future years taxable income. The valuation allowance increased to $123,970 during the period ended October 31, 2006, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2021.

6.	RELATED PARTY TRANSACTIONS

At October 31, 2006, there is $22,755 (2005 - $22,300) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through October 31, 2006.

For each of the 3-month periods ended October 31, 2006 and 2005, the Company paid rent of $600 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

	7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

		1.	During the year ended July 31, 2005, the Company acquired a patent application and intellectual rights and issued to the inventor a total of 150,000 shares of common stock at $ 0.05 per share.

		2.	During the year ended July 31, 2006, the Company issued 601,000 shares at a value of $36,060, among which $33,960 was received during the year ended July 31, 2005.

		3.	During the years ended July 31, 2005 and 2006, the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
October 31, 2006

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “the Company” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended October 31, 2006 and changes in our financial condition from July 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2006, we had cash of $190. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Plan of Operation” and “Liquidity and Capital Resources,” below. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

Recent Corporate Developments

There have been no significant corporate developments since the completion of our fiscal year ended July 31, 2006.

PLAN OF OPERATION

Subject to our obtaining sufficient financing, we anticipate spending approximately $750,000 over the next twelve months in pursuing our plan of operation. This amount is significantly greater than the total amount of financing that we have been able to obtain to date. This anticipated increase in our capital needs and expenditures is attributable to the fact that, subject to our obtaining sufficient financing, of which there is no assurance, we anticipate entering into the production and marketing phases of our business plan within the next twelve months. Our plan of operation for the next twelve months involves the following:

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

We anticipate spending approximately $75,000 to complete this phase of our plan of operation. We do not anticipate beginning this stage of our plan of operation until we have completed the product formulation and testing phase. We anticipate that this phase of our business will take approximately six to twelve months to complete and we do not anticipate making any significant sales or generating any significant revenue until this phase of our plan of operation is complete.

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenue in the near future. As of October 31, 2006, we had cash in the amount of $190. Our current cash resources will be insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenue in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

First Quarter Summary

		First Quarter Ended October 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$ --	$ --	N/A
Expenses	(21,129)	(20,720)	(2.0)%
Net Loss	$(20,706)	$(20,720)	(2.0)%

Revenues

We have not earned any revenue to date and we do not anticipate earning any revenue until we have completed commercial development of products incorporating our Wax Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Wax Technology once development is complete.

Operating Costs and Expenses

Our operating expenses for the periods ended October 31, 2006 and 2005 consisted of the following:

	First Quarter Ended October 31		Percentage
	2006	2005	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	--
Office	46	1,420	(96.8)%
Professional Fees	5,483	3,700	(48.2)%
Rent	600	600	--
Web-Site Development	--	--	--
Total Operating Expenses	$21,129	$20,720	2.0%

Our total expenses for the first quarter ended October 31, 2006 did not significantly change as we have not been able to obtain sufficient financing necessary to proceed with our plan of operation.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the first quarter ended October 31, 2006, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing necessary to proceed with all or part of our plan of operation, we expect that our operating expenses will increase substantially.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2006	At July 31, 2006	Increase / (Decrease)
Current Assets	$190	$655	(71.0)%
Current Liabilities	(62,631)	(56,967)	9.9%
Working Capital (Deficit)	$(62,441)	$(56,312)	10.9%

Cash Flows
	Three Months Ended October 31
	2006	2005
Cash Flows from (used in) Operating Activities	$(919)	$(17,547)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	455	2,100
Net Increase (decrease) in Cash During Period	$(464)	$(15,447)

The increase in our working capital deficit at October 31, 2006 as compared to our fiscal year ended July 31, 2006 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period.

As of October 31, 2006, the date of our most recently available financial statements, we had cash on hand of $190. Since our inception, we have primarily used sales of our common stock and loans from our sole executive officer and director to finance our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

We anticipate spending approximately $750,000 over the next twelve months in pursuing our plan of operation. This amount is in excess of our current working capital reserves and we have not earned any revenue to date and do not anticipate earning revenue until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2006, and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the interim financial statements included with this Quarterly Report on Form 10-QSB.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statements of operations. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

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

Limited Operating History, Risks Of A New Business Venture

We were incorporated on October 24, 2000 and, prior to our acquisition of the Wax Technology, we had been involved primarily in organizational activities and in seeking business opportunities related to environmental technologies and products. We have not earned any revenue to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

ITEM 3.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

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

INFITECH VENTURES INC.

Date:	December 15, 2006	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)