Form 10QSB
period 2007-01-31
INFITECH VENTURES INC
filed 2007-03-23
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2007, the Issuer had 12,845,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

January 31, 2007

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEET - (Unaudited)
(Expressed in United States Dollars)
January 31

2007
ASSETS

Current
Cash and cash equivalents	$48
Deferred tax asset less valuation allowance of $132,914	-
Total current assets	48

Patent application and intellectual property	17,500

Total assets	$17,548

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$41,292
Accounts payable and accrued liabilities - related party	8,400
Due to related parties	23,350
Total current liabilities	73,042

Commitments and Contingency (Notes 2 and 4)

Deficiency in assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 12,845,000 shares	12,845
Additional paid-in capital	311,416
Deficit accumulated during the development stage	(379,755)
Total deficiency in assets	(55,494)

Total liabilities and deficiency in assets	$17,548

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended	3 months ended	3 months ended
	to January 31, 2007	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

Expenses
Contributed executive services	$210,000	$30,000	$30,000	$15,000	$15,000
Office	12,488	123	2,204	77	784
Professional fees	142,680	15,052	9,490	9,569	5,790
Rent	13,200	1,200	1,200	600	600
Web-site development	1,387	307	-	307	-

Loss before income taxes	(379,755)	(46,682)	(42,894)	(25,553)	(22,174)

Provision for income taxes	-	-	-	-	-

Net loss	$(379,755)	$(46,682)	$(42,894)	$(25,553)	$(22,174)

Basic and diluted net loss
per share		$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average number of
shares outstanding		12,845,000	12,262,112	12,845,000	12,395,485

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended
	to January 31, 2007	January 31, 2007	January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(379,755)	$(46,682)	$(42,894)
Items not affecting cash:
Contributed executive services	210,000	30,000	30,000
Changes in non cash working capital items
Increase (decrease) in accounts payable and
accrued liabilities	41,293	13,825	(9,006)
Increase in accounts payable and accrued
liabilities - related party	8,400	1,200	1,200

Net cash used in operating activities	(120,062)	(1,657)	(20,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	106,760	-	2,100
Increase in due to related parties	23,350	1,051	-
Net cash provided by financing activities	130,110	1,051	2,100

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash and cash equivalents for the period	48	(606)	(18,600)

Cash and cash equivalents, beginning	-	654	34,075

Cash and cash equivalents, ending	$48	$48	$15,475

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

Supplemental cash flow disclosure (Note 7)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
January 31, 2007

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

		January 31,
		2007
Deficit accumulated during the developmental stage		$(379,755)
Working capital (deficiency)	$	(72,994)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
January 31, 2007

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2007 and 2006, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended January 31, 2007 and 2006, the Company recorded contributed executive services in the amount of $30,000.

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
January 31, 2007

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

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to January 31, 2007, was not significant.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
January 31, 2007

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

January 31,
2007

Net loss	$(46,682)

Expected income tax recovery	$16,339
Unrecognized current benefit of operating losses	(16,339)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2007
Tax benefit of net operating loss carry forward	$132,914
Valuation allowance	(132,914)
$-

The Company has net operating loss carryforwards of approximately $380,000 available for deduction against future years taxable income. The valuation allowance increased to $132,914 during the period ended January 31, 2007, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2021.

6.	RELATED PARTY TRANSACTIONS

At January 31, 2007, there is $23,350 (2006 - $22,300) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through January 31, 2007.

For each of the six-month periods ended January 31, 2007 and 2006, the Company paid rent of $1,200 to a director of the Company. Rent is paid on a month – to - month basis.

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
January 31, 2007

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six-months ended January 31, 2007, and changes in our financial condition from July 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006.

OVERVIEW

We were incorporated on October 24, 2000 under the laws of the State of Nevada for the purpose of seeking business opportunities with respect to environmental technologies and products.

Our business revolves around the development and marketing of a proprietary, patent-pending technology (the “Wax Technology”) that uses a molten wax compound consisting of paraffin wax and resins to control, clean and remediate oil and other liquid fuel spills on land and water. In addition, as part of our long-term business plan, we intend to pursue business opportunities in wastewater treatment solutions.

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of January 31, 2007, we had cash of $48. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Plan of Operation” and “Liquidity and Capital Resources,” below. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

Recent Corporate Developments

There have been no significant corporate developments since the completion of our first quarter ended October 31, 2006.

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenue in the near future. As of January 31, 2007, we had cash in the amount of $48. Our current cash resources will be insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenue in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended January 31			Six Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$ --	$ --	n/a	$ --	$ --	n/a

Expenses	(25,553)	(22,174)	15.2%	(46,682)	(42,894)	8.8%
Net Loss	$(25,553)	$(22,174)	15.2%	$(46,682)	$(42,894)	8.8%

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

Operating Costs and Expenses

Our operating expenses for the periods ended January 31, 2007 and 2006 consisted of the following:

	Second Quarter Ended January 31			Six Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Contributed Executive	$15,000	$15,000	n/a	$30,000	$30,000	n/a
Services
Office	77	784	(90.2)%	123	2,204	(94.4)%
Professional Fees	9,569	5,790	65.3%	15,052	9,490	58.6%
Rent	600	600	n/a	1,200	1,200	n/a
Web-Site Development	307	--	n/a	307	--	n/a
Total Operating Expenses	$25,553	$22,174	15.2%	$46,682	$42,894	8.8%

Our total expenses for the second quarter ended January 31, 2007 increased slightly as a result of increases in the cost of professional services associated with meeting our reporting obligation under the Securities Exchange Act of 1934. There were no significant changes to our other expenses as we have not been able to obtain the financing required to proceed with our plan of operation.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the estimated fair market value of contributed executive services provided to us at no cost. For the second quarter ended January 31, 2007, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing necessary to proceed with all or part of our plan of operation, we expect that our operating expenses will increase substantially.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2007	At July 31, 2006	Increase / (Decrease)
Current Assets	$48	$655	(92.7)%
Current Liabilities	(73,042)	(56,967)	28.2%
Working Capital (Deficit)	$(72,994)	$(56,312)	29.6%

Cash Flows
	Six Months Ended January 31
	2007	2006
Cash Flows from (used in) Operating Activities	$(1,657)	$(20,700)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	1,051	2,100
Net Increase (decrease) in Cash During Period	$(606)	$(18,600)

The increase in our working capital deficit at January 31, 2007 as compared to our fiscal year ended July 31, 2006 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period.

As of January 31, 2007, the date of our most recently available financial statements, we had cash on hand of $48. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. Since our inception, we have primarily used sales of our common stock and loans from our sole executive officer and director to finance our operations. As at January 31, 2007, we had loans outstanding of $23,350 due to our sole director and sole executive officer, Paul G. Daly. The amounts owed are unsecured non-interest bearing and due on demand. Although the amounts owed are non-interest bearing, interest will be imputed and charged to contributed capital. To date, imputed interest was immaterial and had not been recorded through January 31, 2007.

Our plan of operation calls for us to spend approximately $750,000 over the next twelve months. This amount is in excess of our current working capital reserves and we have not earned any revenue to date and do not anticipate earning revenue until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2007, and for all periods presented in the attached financial statements, have been included. Interim results for the six-month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)

10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)

10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.

10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.

10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.

10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.

10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	March 23, 2007	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)