Form 10QSB
period 2007-04-30
INFITECH VENTURES INC
filed 2007-06-19
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 11, 2007, the Issuer had 12,845,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2007

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)
April 30

2007
ASSETS

Current
Cash	$60
Deferred tax asset less valuation allowance of $139,639	-

Total current assets	60

Patent application and intellectual property	17,500

Total assets	$17,560

LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities	$45,138
Accounts payable and accrued liabilities - related party	9,000
Due to related parties	23,694
Total current liabilities	77,832

Commitments and Contingency (Notes 2 and 4)

Deficiency in assets
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 12,845,000 shares	12,845
Additional paid-in capital	326,416
Deficit accumulated during the development stage	(399,533)
Total deficiency in assets	(60,272)

Total liabilities and deficiency in assets	$17,560

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended	3 months ended	3 months ended
	to April 30, 2007	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006

Expenses
Contributed executive services	$225,000	$45,000	$45,000	$15,000	$15,000
Office	13,263	898	2,810	775	606
Professional fees	146,083	18,455	13,990	3,403	4,500
Rent	13,800	1,800	1,800	600	600
Web-site development	1,387	307	-	-	-

Loss before income taxes	(399,533)	(66,460)	(63,600)	(19,778)	(20,706)

Provision for income taxes	-	-	-	-	-

Net loss	$(399,533)	$(66,460)	$(63,600)	$(19,778)	$(20,706)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding		12,845,000	12,413,597	12,845,000	12,395,485

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended
	to April 30, 2007	April 30, 2007	April 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(399,533)	$(66,460)	$(63,600)
Items not affecting cash:
Contributed executive services	225,000	45,000	45,000
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	45,139	17,671	(17,751)
Increase in accounts payable and accrued
liabilities - related party	9,000	1,800	1,800

Net cash used in operating activities	(120,394)	(1,989)	(34,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	106,760	-	2,100
Increase in due to related parties	23,694	1,394	-
Net cash provided by financing activities	130,454	1,394	2,100

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	60	(595)	(32,451)

Cash, beginning	-	655	34,075

Cash, ending	$60	$60	$1,624

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

Supplemental cash flow disclosure (Note 7)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
April 30, 2007

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

		April 30,
		2007
Deficit accumulated during the developmental stage		$(399,533)
Working capital (deficiency)	$	(77,772)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
April 30, 2007

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2007 and 2006, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended April 30, 2007 and 2006, the Company recorded contributed executive services in the amount of $30,000.

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
April 30, 2007

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

The Company further agreed to pay the inventor approximately $750 (Cdn $1,000) per month as consulting fees for a period of twelve months, commencing June 2004. The final payment was made in May 2005. In connection with the services provided by the inventor, the Company receives a paraffin wax compound from a third party free of charge. The total value of this paraffin wax compound received by the Company to April 30, 2007, was not significant.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
April 30, 2007

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

April 30,
2007

Net loss	$(66,460)

Expected income tax recovery	$22,596
Unrecognized current benefit of operating losses	(22,596)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2007
Tax benefit of net operating loss carry forward	$139,639
Valuation allowance	(139,639)
$-

The Company has net operating loss carryforwards of approximately $400,000 available for deduction against future year’s taxable income. The valuation allowance increased to $139,639 during the period ended April 30, 2007, since the realization of the net operating loss carryforwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carryforwards will expire at various times through 2021.

6.	RELATED PARTY TRANSACTIONS

At April 30, 2007, there is $23,694 due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through April 30, 2007.

For each of the 9-month periods ended April 30, 2007 and 2006, the Company paid or accrued rent of $1,800 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

1.	During the year ended July 31, 2005, the Company acquired a patent application and intellectual rights and issued to the inventor a total of 150,000 shares of common stock at $ 0.05 per share.
2.	During the year ended July 31, 2006, the Company issued 601,000 shares at a value of $36,060, among which $33,960 was received during the year ended July 31, 2005.
3.	During the years ended July 31, 2005 and 2006, the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.
4.	During the nine-month periods ended April 30, 2007 and 2006, the Company’s sole director contributed $45,000 per period as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS – (Unaudited)
(Expressed in United States Dollars)
April 30, 2007

8.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and accounts payable and accrued liabilities – related parties and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

9.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “the Company” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six-months ended April 30, 2007, and changes in our financial condition from July 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2007, we had cash of $60. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Plan of Operation” and “Liquidity and Capital Resources,” below. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

Recent Corporate Developments

There have been no significant corporate developments since the completion of our second quarter ended January 31, 2007.

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenue in the near future. As of April 30, 2007, we had cash in the amount of $60. Our current cash resources will be insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenue in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended April 30				Nine Months Ended April 30
			Percentage				Percentage
			Increase /				Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Revenue	$--	$--	n/a		$--	$--	n/a

Expenses	(19,778)	(20,706)	(4.5)%		(66,460)	(63,600)	4.5%

Net Loss	$(19,778)	$(20,706)	(4.5%	)	$(66,460)	(63,600)	4.5%

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

Operating Costs and Expenses

Our operating expenses for the periods ended April 30, 2007, and 2006, consisted of the following:

	Third Quarter Ended April 30			Nine Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Contributed Executive	$15,000	$15,000	n/a	$45,000	$45,000	n/a
Services
Office	775	606	27.9%	898	2,810	(68.0)%
Professional Fees	3,403	4,500	(24.4)%	18,455	13,990	31.9%
Rent	600	600	n/a	1,800	1,800	n/a
Web-Site Development	--	--	n/a	307	--	n/a
Total Operating Expenses	$19,778	$20,706	(4.5)%	$66,460	$63,600	4.5%

Our total expenses for the nine months ended April 30, 2007 increased slightly compared to the nine months ended April 30, 2006 as a result of increases in the cost of professional services associated with meeting our reporting obligation under the Securities Exchange Act of 1934. There were no significant changes to our other expenses as we have not been able to obtain the financing required to proceed with our plan of operation.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the estimated fair market value of contributed executive services provided to us at no cost. For the third quarter ended April 30, 2007, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing necessary to proceed with all or part of our plan of operation, we expect that our operating expenses will increase substantially.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2007	At July 31, 2006	Increase / (Decrease)
Current Assets	$60	$655	(90.8)%
Current Liabilities	(77,832)	(56,967)	36.6%
Working Capital (Deficit)	$(77,772)	$(56,312)	38.1%

Cash Flows
	Nine Months Ended April 30
	2007	2006
Cash Flows from (used in) Operating Activities	$(1,989)	$(34,551)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	$1,394	2,100
Net Increase (decrease) in Cash During Period	$(595)	$(32,451)

The increase in our working capital deficit at April 30, 2007 as compared to our fiscal year ended July 31, 2006 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period.

As of April 30, 2007, the date of our most recently available financial statements, we had cash on hand of $60. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. Since our inception, we have primarily used sales of our common stock and loans from our sole executive officer and director to finance our operations. As at April 30, 2007, we had loans outstanding of $23,694 due to our sole director and sole executive officer, Paul G. Daly. The amounts owed are unsecured non-interest bearing and due on demand. Although the amounts owed are non-interest bearing, interest will be imputed and charged to contributed capital. To date, imputed interest was immaterial and had not been recorded through April 30, 2007.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2007, and for all periods presented in the attached financial statements, have been included. Interim results for the six-month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	June 19, 2007	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)