Form 10KSB
period 2007-07-31
INFITECH VENTURES INC
filed 2007-11-02
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51073

INFITECH VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	98-0335119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

20 Lyall Avenue
Toronto, Ontario, Canada	M4E 1V9
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $410,700, based on a price of $0.06 per share, being the last price at which shares of common stock were sold by the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 25, 2007, the Issuer had 13,245,000 shares of common stock issued and outstanding.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of July 31, 2007, we had cash of $1,071. Accordingly, we will require additional financing in order to proceed with our plan of operation. See “Plan of Operation” and “Liquidity and Financial Condition” below. If we are unable to obtain sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

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

The Wax Technology

We entered into a Technology Transfer Agreement (the “Technology Agreement”) with the Wax Technology’s inventor, William Nelson, on May 6, 2004. Pursuant to the Technology Agreement, Mr. Nelson assigned to us all rights, title and interest to the Wax Technology, including the patent application registered by Mr. Nelson with respect to the Wax Technology. As consideration, we paid Mr. Nelson $10,000 US and agreed to issue to Mr. Nelson 150,000 shares of our common stock, and a royalty of $0.10

CDN (approximately $0.094 US) per pound of any products incorporating the Wax Technology produced by us. In addition, we agreed to pay Mr. Nelson a consulting fee of $938 (CDN $1,000) per month for a period of twelve months commencing June, 2004 to assist us with technical issues related to the manufacture, use and improvement of the Wax Technology. We made a final payment of CDN $1,000 to Mr. Nelson in May, 2005.

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

Current Development Hurdles

Our Wax Technology is likely to be most effective when applied to oil spills located on still water, shoreline and coastal waters as well as on land. Even though the wax compound used in the Wax Technology will float, because deep sea waters tend to be more turbulent than coastal and inland waters, collection of the spent wax compound will be more difficult. In addition, turbulent waters will tend to cause the spilled oil to disperse more quickly, which would require the wax compound to be applied over potentially very large areas.

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

PATENTS AND TRADEMARKS

The inventor of the Wax Technology, Mr. Nelson, registered a patent application with the Canadian Intellectual Property Office (the “CIPO”) under the application number CA 2,314,066 on July 17, 2000. In order to keep our patent application current, we are required to pay annual maintenance fees to the CIPO. In order to be granted a final patent from the CIPO, we are required to request that the CIPO conduct an examination of our application within five years from the date the application was filed. A request was made for the examination of our patent application in July, 2005. In March, 2007, we received notice of the first examination report from the CIPO in connection with our patent application. The CIPO raised a number of objections to our patent application regarding the wording of our claims, which were considered to be indefinite or ambiguous. In order to avoid abandonment of our patent application, we were required to file a reply to the first examination report by August 1, 2007. Due to a lack of financing, we were unable to file a reply within the required time period. As a result, our patent application as abandoned. In order for us to reinstate our patent application, we must file our response to the first examination report and pay a fee of $200 CDN. We intend to reinstate our application if we can obtain additional financing, of which there is no assurance.

If we reinstate our patent application, the CIPO will assess our reinstated application to determine whether the Wax Technology satisfies the requirements for the granting of a patent under Canadian laws. If the CIPO examiner determines that our patent application meets the applicable requirements, a final patent will be granted. If the CIPO examiner determines that our patent application does not meet the requirements for the grant of a patent, we may make amendments to our patent application or appeal the examiners decision to the Patent Appeal Board. Even if we do amend our patent application or appeal a decision of the examiner to reject our application, there is no assurance that our amended application or our appeal will be successful. If the CIPO does ultimately grant us a patent for the Wax Technology, of which there is no assurance, our Wax Technology will be protected under Canadian patent laws for a period of 20 years from the date of the initial application. If we obtain a patent from the CIPO, our patent protection will extend only within Canada. In order to obtain patent protection in other jurisdictions, we will be required to apply for patents in those jurisdictions.

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

If we are not able to obtain patent protection for our Wax Technology, we will have to protect this technology by attempting to maintain the secrecy of any developments that we may make to the technology.

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

ITEM 3.           LEGAL PROCEDINGS.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective December 2, 2005, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “IFTV”. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTC Bulletin Board, as applicable, were:

	Fiscal Year Ended July 31, 2007		Fiscal Year Ended July 31, 2006
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

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

Registered Holders of Our Common Stock

As of October 25, 2007, there were 106 registered holders of record of our common stock.

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

Recent Sales Of Unregistered Securities

On October 25, 2007, our Board of Directors issued 400,000 shares of our common stock to one investor in a private placement transaction at a price of $0.06 per share pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). The shares were issued to a non-U.S. Person as contemplated under Regulation S.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our current plan of operation calls for us to spend approximately $750,000 over the next twelve months in pursuing our plan of operation subject to obtaining sufficient financing. This amount is significantly greater than the total amount of financing that we have been able to obtain to date. This anticipated increase in our capital needs and expenditures is attributable to the fact that, subject to our obtaining sufficient financing, of which there is no assurance, we anticipate entering into the production and marketing phases of our business plan within the next twelve months.

Due to our lack of sufficient financing, we were unable to file a reply to the first examination report issued by the CIPO on our patent application for our Wax Technology. As a result, we abandoned our patent application. If we are able to obtain sufficient financing, we intend to reinstate our patent application for the Wax Technology.

As a result of the above, our plan of operation for the next twelve months involves the following:

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenues in the near future. As of July 31, 2007, we had cash in the amount of $1,071. On October 25, 2007, we completed the sale of 400,000 shares of our common stock at a price of $0.06 per share for total proceeds of $24,000. However, our current cash resources are still insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenues in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Summary
	Year Ended July 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$ -	$ -	N/A
Expenses	(105,141)	(98,821)	6.4%
Write off of Patent	(17,500)	-	N/A
Net Loss	$(122,641)	$(98,821)	24.1%

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

Operating Expenses

Our operating expenses for the years ended July 31, 2007 and July 31, 2006 consisted of the following:

	Year Ended July 31
			Percentage
	2007	2006	Increase / (Decrease)
Contributed Executive Services	$60,000	$60,000	N/A
Office	2,731	4,404	(38.0)%
Professional Fees	39,703	31,642	25.5%
Rent	2,400	2,400	N/A
Web-Site Development	307	375	(18.1)%
Total Expenses	$105,141	$98,821	6.4%

Our expenses increased by $6,320, or 6.4% as compared to the previous fiscal year ended July 31, 2006. This increase is primarily the result of increases in the amount of professional fees incurred by us. During the fiscal year ended July 31, 2007, professional fees were primarily fees paid by us in connection with our ongoing reporting obligations under the Exchange Act.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For the year ended July 31, 2007, we recorded contributed executive services expenses of $60,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2007	At July 31, 2006	Increase / (Decrease)
Current Assets	$1,071	$655	63.5%
Current Liabilities	(102,524)	(56,967)	80.0%
Working Capital (Deficit)	$(101,453)	$(56,312)	80.2%

Cash Flows
	Year Ended July 31
	2007	2006
Cash Flows Used in Operating Activities	$(13,074)	$(35,520)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	13,489	2,100
Net Increase (Decrease) In Cash During Period	$415	$(33,420)

The increases of our working capital deficit at July 31, 2007 compared to the previous year ended July 31, 2006, and the decreases in our cash used during the year ended July 31, 2007 from the preceding fiscal year are primarily a result of the fact that we did not obtain any financing during the year July 31, 2007 and the fact that we had no revenue during the year ended July 31, 2007.

As of July 31, 2007, we had cash on hand of $1,071. On October 25, 2007, we sold 400,000 shares of our common stock for total proceeds of $24,000. However, we will need substantially more financing in order to meet our current obligations and complete our plan of operation. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our sole executive officer and sole director, Paul Daly. We have not attained profitability and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors have stated in their report that there is substantial doubt that we will be able to continue as a going concern.

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

Asserting And Defending Intellectual Property Rights May Impact The Results Of Our Operations

We have applied for a patent from the CIPO, however, we have not received a final grant of patent from the CIPO and there is no assurance that a final patent covering our technology will be granted. Even if we are granted a final patent protecting our technology, the success of our business may depend on our ability to successfully defend our intellectual property rights. In March, 2007, we received notice of the first examination report from the CIPO in connection with our patent application. The CIPO raised a number of objections to our patent application regarding the wording of our claims, which were considered to be indefinite or ambiguous. In order to avoid abandonment of our patent application, we were required to file a reply to the first examination report by August 1, 2007. Due to our lack of financing, we were unable to file a reply within the required time period. As a result, our patent application was abandoned. In order for us to reinstate our patent application, we must file our response to the first examination report and pay a fee of $200 CDN. We intend to reinstate our application if we are able to obtain sufficient financing. However, even if we are able to reinstate our application there is no assurance that we will be able to satisfy the CIPO’s objections and there is no assurance that we will be granted a patent for the Wax Technology.

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

ITEM 7.           FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2007

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Infitech Ventures, Inc.

We have audited the accompanying balance sheet of Infitech Ventures, Inc. as at July 31, 2007 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from inception (October 24, 2000). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2007 and the results of its operations and its cash flows for the year then ended. In conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $122,641 for the year ended July 31, 2007, and has an accumulated deficit of $455,713, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"
Vancouver, Canada
Chartered Accountants
October 19, 2007

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Infitech Ventures, Inc. (A Development Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheet of Infitech Ventures, Inc. (A Development Stage Company) as of July 31, 2006, and the related statement of operations, deficiency in assets and cash flow for the year then ended and for the period from inception (October 24, 2000) to July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures, Inc. (A Development Stage Company) at July 31, 2006, and the result of its operations and its cash flow for the year then ended and for the period from inception (October 24, 2000) to July 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ Dohan and Company, CPA's

Miami, Florida
October 27, 2006

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
July 31

	2007	2006
ASSETS

Current
Cash	$1,071	$655
Deferred tax asset less valuation allowance of $158,273	-	-
Total current assets	1,071	655

Patent application and intellectual property (Note 4 )	-	17,500

Total assets	$1,071	$18,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$57,135	$27,467
Accounts payable and accrued liabilities - related party	9,600	7,200
Due to related parties (Note 6)	35,789	22,300
Total current liabilities	102,524	56,967

Commitments and Contingency (Notes 2 and 4)

Stockholders' equity (deficiency)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued 12,845,000 shares (2006 - 12,845,000)	12,845	12,845
Additional paid-in capital	341,415	281,415
Deficit accumulated during the development stage	(455,713)	(333,072)
Total stockholders' equity (deficiency in assets)	(101,453)	(38,812)

Total liabilities and stockholders' equity (deficiency in assets)	$1,071	$18,155

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956		33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06
per share , October 20, 2005	601,000	601	35,459		(33,960)	0	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	$12,845	$341,415	$-	$-	$(455,713)	$(101,453)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2007	July 31, 2007	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(455,713)	$(122,641)	$(98,821)
Items not affecting cash:
Contributed executive services	240,000	60,000	60,000
Write off of patent	17,500	17,500	-
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	57,135	29,668	901
Increase in accounts payable and accrued
liabilities - related party	9,600	2,400	2,400

Net cash used in operating activities	(131,478)	(13,073)	(35,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	72,800	-	2,100
Increase in due to related parties	35,789	13,489	-
Share subscriptions	33,960	-	-
Net cash provided by financing activities	142,549	13,489	2,100

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	1,071	416	(33,420)

Cash, beginning	-	655	34,075

Cash, ending	$1,071	$1,071	$655

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2007	July 31, 2007	July 31, 2006

Expenses
Contributed executive services	$240,000	$60,000	$60,000
Office	15,096	2,731	4,404
Professional fees	167,330	39,703	31,642
Rent	14,400	2,400	2,400
Web-site development	1,387	307	375

Loss before other items	(438,213)	(105,141)	(98,821)

Write off of patent (Note 4)	(17,500)	(17,500)	-

Loss before income taxes	(455,713)	(122,641)	(98,821)

Provision for income taxes	-	-	-

Net loss	$(455,713)	$(122,641)	$(98,821)

Basic and diluted net loss
per share		$(0.01)	$(0.01)

Weighted average number of
shares outstanding		12,845,000	12,711,627

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2007

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on October 24, 2000 under the Laws of the State of Nevada. The Company intended to develop and market a wax technology relating to the process of solidifying and removing spilled oil on land and water. The Company is considered to be a development stage company as it has not generated revenues from operations.

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

July 31,
2007
Deficit accumulated during the developmental stage	$(455,713)
Working capital (deficiency)	$(101,453)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
July 31, 2007

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2007 and 2006, cash and cash equivalents consisted of cash held at banks.

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

For each of the years ended July 31, 2007, and 2006 the Company recorded contributed executive services in the amount of $60,000.

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
July 31, 2007

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

During the year ended July 31, 2007, due to the uncertainty of the development of this patent, management has written off the cost to date in its statement of operations.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2007

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006
Net loss	$(122,641)	$(98,821)

Expected income tax recovery	$41,698	$34,587
Unrecognized current benefit of operating losses	(41,698)	(34,587)

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:
	2007	2006
Tax benefit of net operating loss carry forward	$158,273	$116,575
Valuation allowance	(158,273)	(116,575)
	$-	$-

The Company has net operating loss carry forwards of approximately $455,713 available for deduction against future years taxable income. The valuation allowance increased to $158,273 during the year ended July 31, 2007, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2025.

6.	RELATED PARTY TRANSACTIONS

At July 31, 2007, there is $35,789 (2006 - $22,300) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through July 31, 2007.

For each of the years ended July 31, 2007 and 2006 the Company paid rent of $2,400 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the year ended July 31, 2005 the Company acquired a patent application and intellectual rights and issued to the inventor a total of 150,000 shares of common stock at $0.05 per share.

During the year ended July 31, 2006 the Company issued 601,000 shares at a value of $36,060, among which $33,960 was received during the year ended July 31, 2005.

During the years ended July 31, 2006 and 2007, the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2007

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

The Company operated in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada. The Company currently does not have a business.

10.	SUBSEQUENT EVENTS

On August 24, 2007 and September 24, 2007 the Company received $5,000 and $20,000 from directors’, respectively.

On September 24, 2007 the Company received $24,000 as subscription proceeds for 400,000 common shares to be issued.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 28, 2007, we engaged Davidson & Company, Chartered Accountants (“Davidson”), as our principal independent accountants. On the same date, we advised Dohan and Company, Certified Public Accountants (“Dohan”), that it was dismissed as our accountants. Our Board of Directors approved the engagement of Davidson and the dismissal of Dohan by written resolution.

Dohan’s reports on our financial statements for the fiscal year ended July 31, 2006 and July 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements between the Company and Dohan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Dohan, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

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

ITEM 8B.         OTHER INFORMATION.

On October 25, 2007, we issued 400,000 shares of our common stock in a private placement transaction completed pursuant to Regulation S of the Securities Act. The shares were issued at a price of $0.06 per share for total proceeds of $24,000 to a non-US person as contemplated in Regulation S.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the name of our sole officer and director, his present positions with our company, and his biographical information.

Name	Age	Positions

Paul G. Daly	57	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

ITEM 10.           EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2007. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards At Fiscal Year End

As at July 31, 2007, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 25, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	45.3%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	45.3%

Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 25, 2007. As of October 25, 2007, there were 13,245,000 shares of our common stock issued and outstanding.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

We currently owe $35,789 to Paul G. Daly, our founder and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. These amounts were advanced by Mr. Daly to allow us to pay for the ongoing costs of operating our business. The amounts borrowed are unsecured, non-interest bearing and are due on demand.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Daly acts as our sole director and as our sole executive officer. As such, we do not have any independent directors

ITEM 13.           EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)

10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)

10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)

10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)

10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)

10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)

10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)

10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.

10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.

10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.

10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended July 31, 2007 and July 31, 2006 for professional services rendered by the principal accountant for the audit of our financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2007	Year Ended July 31, 2006
Audit Fees	$22,500	$25,800
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$22,500	$25,800

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	November 2, 2007	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 2, 2007	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)