Form 10QSB
period 2007-10-31
INFITECH VENTURES INC
filed 2007-12-12
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 3, 2007, the Issuer had 13,245,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

October 31, 2007

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
October 31

2007
ASSETS

Current
Cash	$2,990
Deferred tax asset less valuation allowance of $167,552	-
Total current assets	2,990

Patent application and intellectual property (Note 4 )	-

Total assets	$2,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$21,523
Accounts payable and accrued liabilities - related party	10,200
Due to related parties (Note 6)	61,022
Total current liabilities	92,745

Commitments and Contingency (Notes 2 and 4)

Stockholders' equity (deficiency)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued 13,245,000 shares (2007 - 12,845,000)	36,835
Additional paid-in capital	356,415
Deficit accumulated during the development stage	(483,005)
Total stockholders' equity (deficiency in assets)	(89,755)

Total liabilities and stockholders' equity (deficiency in assets)	$ 2,990

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Three months ended	Three months ended
	to October 31, 2007	October 31, 2007	October 31, 2006

Expenses
Contributed executive services	$ 255,000	$ 15,000	$ 15,000
Office	17,632	2,536	46
Professional fees	176,486	9,156	5,483
Rent	15,000	600	600
Web-site development	1,387	-	-

Loss before other items	(465,505)	(27,292)	(21,129)

Write off of patent (Note 4)	(17,500)	-	-

Loss before income taxes	(483,005)	(27,292)	(21,129)

Provision for income taxes	-	-	-

Net loss	$ (483,005)	$ (27,292)	$ (21,129)

Basic and diluted net loss
per share		$ (0.00)	$ (0.01)

Weighted average number of
shares outstanding		13,007,637	12,845,000

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	3 months ended	3 months ended
	to October 31, 2007	October 31, 2007	October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(483,005)	$(27,292)	$(21,129)
Items not affecting cash:
Contributed executive services	255,000	15,000	15,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	21,523	(35,612)	4,610
Increase in accounts payable and accrued
liabilities - related party	10,200	600	600

Net cash used in operating activities	(178,782)	(47,304)	(919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	96,790	23,990	-
Increase in due to related parties	61,022	25,233	455
Share subscriptions	33,960	-	-
Net cash provided by financing activities	191,772	49,223	455

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	2,990	1,919	(464)

Cash, beginning	-	1,071	654

Cash, ending	$2,990	$2,990	$190

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2007

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

October 31,
2007
Deficit accumulated during the developmental stage	$(483,005)
Working capital (deficiency)	$(89,755)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
October 31, 2007

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2007 and 2006, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended October 31, 2007, and 2006 the Company recorded contributed executive services in the amount of $15,000.

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
October 31, 2007

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2007

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

2007
Net loss	$(27,292)

Expected income tax recovery	$9,279
Unrecognized current benefit of operating losses	(9,279)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2007
Tax benefit of net operating loss carry forward	$167,552
Valuation allowance	(167,552)
$-

The Company has net operating loss carry forwards of approximately $483,000 available for deduction against future years taxable income. The valuation allowance increased to $167,552 during the period ended October 31, 2007, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2025.

6.	RELATED PARTY TRANSACTIONS

At October 31, 2007, there is $61,022 (2006 - $35,789) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through October 31, 2007.

For each of the 3 month periods ended October 31, 2007 and 2006 the Company paid rent of $600 to a director of the Company. Rent is paid on a month to month basis.

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
October 31, 2007

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

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2007, and changes in our financial condition from July 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2007, we had cash of $2,990. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Plan of Operation” and “Liquidity and Capital Resources,” below. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

Recent Corporate Developments

There have been no significant corporate developments since the completion of our fiscal year ended July 31, 2007.

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenues in the near future. As of October 31, 2007, we had cash in the amount of $2,990. On October 25, 2007, we completed the sale of 400,000 shares of our common stock at a price of $0.06 per share for total proceeds of $24,000. However, our current cash resources are still insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenues in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

First Quarter and Three Months Summary

	Three Months Ended October 31
			Percentage
			Increase /
	2007	2006	(Decrease)
Revenue	$--	$--	n/a
Expenses	(27,292)	(21,129)	29.2%

Net Loss	$(27,292)	$(21,129)	29.2%

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

Operating Costs and Expenses

Our operating expenses for the periods ended October 31, 2007, and 2006, consisted of the following:

	Three Months Ended October 31
			Percentage
			Increase /
	2007	2006	(Decrease)
Contributed Executive Services	$15,000	$15,000	n/a
Office	2,536	46	5,413.0%
Professional Fees	9,156	5,483	67.0%
Rent	600	600	n/a
Total Operating Expenses	$27,292	$21,129	29.2%

Our expenses increased by $6,163, or 29.2% as compared to our previous first quarter ended October 31, 2006. This increase is primarily the result of increases in the amount of professional fees incurred by us. During our first quarter ended October 31, 2007, professional fees were primarily fees paid by us in connection with our ongoing reporting obligations under the Exchange Act.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For our first quarter ended October 31, 2007, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2007	At July 31, 2007	Increase / (Decrease)
Current Assets	$2,990	$1,071	179.2%
Current Liabilities	(92,745)	(102,524)	(9.5)%
Working Capital (Deficit)	$(89,755)	$(101,453)	(11.6)%

Cash Flows
	Three Months Ended October 31
	2007	2006
Cash Flows used in Operating Activities	$(47,304)	$(919)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	49,223	455
Net Increase (decrease) in Cash During Period	$1,919	$(464)

The decrease in our working capital deficit at October 31, 2007 as compared to our fiscal year ended July 31, 2007 is primarily a result of the fact that we completed the sale of 400,000 shares of our common stock for total proceeds of $24,000.

As of October 31, 2007, we had cash on hand of $2,990. As such, we will require additional financing in order to meet our current obligations and complete our plan of operation. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our sole executive officer and sole director, Paul Daly. We have not attained profitability and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors have stated in their report that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2007, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Asserting And Defending Intellectual Property Rights May Impact The Results Of Our Operations

We have applied for a patent from the CIPO, however, we have not received a final grant of patent from the CIPO and there is no assurance that a final patent covering our technology will be granted. Even if we are granted a final patent protecting our technology, the success of our business may depend on our ability to successfully defend our intellectual property rights. In March, 2007, we received notice of the first examination report from the CIPO in connection with our patent application. The CIPO raised a number of objections to our patent application regarding the wording of our claims, which were considered to be indefinite or ambiguous. In order to avoid abandonment of our patent application, we were required to file a reply to the first examination report by August 1, 2007. Due to our lack of financing, we were unable to file a reply within the required time period. As a result, our patent application was abandoned. In order for us to reinstate our patent application, we must file our response to the first examination report and pay a fee of $400 CDN. We intend to reinstate our application if we are able to obtain sufficient financing. However, even if we are able to reinstate our application there is no assurance that we will be able to satisfy the CIPO’s objections and there is no assurance that we will be granted a patent for the Wax Technology.

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

On October 25, 2007, our Board of Directors issued 400,000 shares of our common stock to one investor in a private placement transaction at a price of $0.06 per share pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). The shares were issued to a non-U.S. Person as contemplated under Regulation S of the Securities Act. The proceeds of the private placement were used for working capital purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)

10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	December 12, 2007	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)