Form 10QSB
period 2008-01-31
INFITECH VENTURES INC
filed 2008-03-14
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2008

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
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2008, the Issuer had 13,245,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

2

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

January 31, 2008

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)
January 31

2008
ASSETS

Current
Cash and cash equivalents	$1,494
Deferred tax asset less valuation allowance of $174,284	-
Total current assets	1,494

Patent application and intellectual property (Note 4)	-

Total assets	$1,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$24,225
Accounts payable and accrued liabilities - related party	10,800
Due to related parties (Note 6)	61,022
Total current liabilities	96,047

Commitments and Contingency (Notes 2 and 4)

Stockholders' equity (deficiency)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 13,245,000 shares (2007 - 12,845,000)	36,835
Additional paid-in capital	371,416
Deficit accumulated during the development stage	(502,804)
Total stockholders' equity (deficiency in assets)	(94,553)

Total liabilities and stockholders' equity (deficiency in assets)	$1,494

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended	3 months ended	3 months ended
	to January 31, 2008	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007

Expenses
Contributed executive services	$270,000	$30,000	$30,000	$15,000	$15,000
Office	19,006	3,910	123	1,374	77
Professional fees	179,311	11,981	15,052	2,826	9,569
Rent	15,600	1,200	1,200	600	600
Web-site development	1,387	-	307	-	307

Loss before income taxes	(485,304)	(47,091)	(46,682)	(19,800)	(25,553)

Write off of patent (Note 4)	(17,500)	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net loss	$(502,804)	$(47,091)	$(46,682)	$(19,800)	$(25,553)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.00)	(0.00)

Weighted average number of
shares outstanding		13,125,435	12,845,000	13,007,637	12,845,000

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended
	to January 31, 2008	January 31, 2008	January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(502,804)	$(47,091)	$(46,682)
Items not affecting cash:
Contributed executive services	270,000	30,000	30,000
Write off of patent	17,500	-	-
Changes in non cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	24,226	(32,909)	13,825
Increase in accounts payable and accrued
liabilities - related party	10,800	1,200	1,200

Net cash used in operating activities	(180,278)	(48,800)	(1,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	96,790	23,990	-
Increase in due to related parties	61,022	25,233	1,051
Share subscriptions	33,960	-	-
Net cash provided by financing activities	191,772	49,223	1,051

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash and cash equivalents for the period	1,494	423	(606)

Cash and cash equivalents, beginning	-	1,071	654

Cash and cash equivalents, ending	$1,494	$1,494	$48

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

Supplemental cash flow disclosure (Note 7)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2008

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

January 31,
2008
Deficit accumulated during the developmental stage	$(502,804)
Working capital (deficiency)	$(94,553)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
January 31, 2008

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2008 and 2007, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended January 31, 2008, and 2007 the Company recorded contributed executive services in the amount of $15,000.

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
January 31, 2008

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

3

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2008

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

January 31,
2008
Net loss	$(47,091)

Expected income tax recovery	$16,011
Unrecognized current benefit of operating losses	(16,011)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2008
Tax benefit of net operating loss carry forward	$174,284
Valuation allowance	(174,284)
$-

The Company has net operating loss carry forwards of approximately $504,000 available for deduction against future years taxable income. The valuation allowance increased to $174,284 during the period ended January 31, 2008, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2025.

6.	RELATED PARTY TRANSACTIONS

At January 31, 2008, there is $61,022 (2007 - $23,350) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through January 31, 2008.

For each of the six month periods ended January 31, 2008 and 2007 the Company paid rent of $1,200 to a director of the Company. Rent is paid on a month to month basis.

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

During the six month period ended January 31, 2008, the Company’s sole director contributed $30,000 as executive services which was recorded as additional paid in capital.

4

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2008

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

5

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended January 31, 2008, and changes in our financial condition from July 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of January 31, 2008, we had cash of $1,494. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Plan of Operation” and “Liquidity and Capital Resources,” below. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

Recent Corporate Developments

There have been no significant corporate developments since the completion of our fiscal quarter ended October 31, 2007.

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

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenues in the near future. As of January 31, 2008, we had cash in the amount of $1,494. As such, our current cash resources are insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenues in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended January 31			Six Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a

Expenses	(19,800)	(25,553)	(22.5)%	(47,091)	(46,682)	0.9%

Net Loss	$(19,800)	$(25,553)	(22.5)%	$(47,091)	$(46,682)	0.9%

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

Operating Costs and Expenses

Our operating expenses for the periods ended January 31, 2008, and 2007, consisted of the following:

	Second Quarter Ended January 31			Six Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Contributed Executive	$15,000	$15,000	n/a	$30,000	$30,000	n/a
Services
Office	1,374	77	1,684.4%	3,910	123	3,078.9%
Professional Fees	2,826	9,569	(70.5)%	11,981	15,052	(20.4)%
Rent	600	600	n/a	1,200	1,200	n/a
Web-Site Development	-	307	(100)%	-	307	(100)%
Total Operating Expenses	$19,800	$25,553	(22.5)%	$47,091	$46,682	0.9%

Our expenses decreased by $5,753, or 22.5% as compared to our previous second quarter ended January 31, 2007. This decrease is primarily the result of decreases in the amount of professional fees incurred by us. For the second quarter ended January 31, 2008, professional fees relate to legal and accounting services provided in connection with meeting our ongoing reporting obligations under the Exchange Act.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For our second quarter ended January 31, 2008, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2008	At July 31, 2007	Increase / (Decrease)
Current Assets	$1,494	$1,071	39.5%
Current Liabilities	(96,047)	(102,524)	(6.3)%
Working Capital (Deficit)	$(94,553)	$(101,453)	(6.8)%

Cash Flows
	Six Months Ended January 31
	2008	2007
Cash Flows used in Operating Activities	$(48,800)	$(1,657)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from Financing Activities	49,223	1,051
Net Increase (decrease) in Cash During Period	$423	$(606)

As of January 31, 2008, we had cash on hand of $1,494 and a working capital deficit of $94,553. As such, we will require additional financing in order to meet our current obligations and complete our plan of operation. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our sole executive officer and sole director, Paul Daly. We have not attained profitability and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors have stated in their report that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2008, and for all periods presented in the attached financial statements, have been included. Interim results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)

10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	March 14, 2008	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)