Form 10-Q
period 2008-04-30
INFITECH VENTURES INC
filed 2008-06-16
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51073

INFITECH VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0335119
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

20 Lyall Avenue
Toronto, Ontario, Canada	M4E 1V9
(Address of principal executive offices)	(Zip Code)

(416) 691-4068
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 6, 2008, the Issuer had 13,245,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2008

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)

	April 30,	July, 31
	2008	2007

ASSETS

Current
Cash and cash equivalents	$691	$1,071
Deferred tax asset less valuation allowance of $198,343	-	-
Total current assets	691	1,071

Patent application and intellectual property (Note 4)	-	-

Total assets	$691	$1,071

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$26,493	$57,135
Accounts payable and accrued liabilities - related party	11,400	9,600
Due to related parties (Note 6)	66,022	35,789
Total current liabilities	103,915	102,524

Commitments and Contingency (Notes 2 and 4)

Stockholders' equity (deficiency)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 13,245,000 shares (2007 - 12,845,000)	36,835	12,845
Additional paid-in capital	386,416	341,415
Deficit accumulated during the development stage	(526,475)	(455,713)
Total stockholders' equity (deficiency in assets)	(103,224)	101,453

Total liabilities and stockholders' equity (deficiency in assets)	$691	$1,071

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended	3 months ended	3 months ended
	to April 30, 2008	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Expenses
Contributed executive services	$285,000	$45,000	$45,000	$15,000	$15,000
Office	20,221	5,125	898	1,216	775
Professional fees	185,862	18,532	18,455	6,551	3,403
Rent	16,200	1,800	1,800	600	600
Web-site development	1,692	305	307	305	-

Loss before income taxes	(508,975)	(70,762)	(66,460)	(23,672)	(19,778)

Write off of patent (Note 4)	(17,500)	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net loss	$(526,475)	$(70,762)	$(66,460)	$(23,672)	$(19,778)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding		13,132,213	12,845,000	13,245,000	12,845,000

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended
	to April 30, 2008	April 30, 2008	April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(526,475)	$(70,762)	$(66,460)
Items not affecting cash:
Contributed executive services	285,000	45,000	45,000
Write off of patent	17,500	-	-
Changes in non cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	26,494	(30,641)	17,671
Increase in accounts payable and accrued
liabilities - related party	11,400	1,800	1,800

Net cash used in operating activities	(186,081)	(54,603)	(1,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	96,790	23,990	-
Increase in due to related parties	66,022	30,233	1,394
Share subscriptions	33,960	-	-
Net cash provided by financing activities	196,772	54,223	1,394

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash and cash equivalents for the period	691	(380)	(595)

Cash and cash equivalents, beginning	-	1,071	655

Cash and cash equivalents, ending	$691	$691	$60

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

Supplemental cash flow disclosure (Note 7)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2008

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

	April 30,	July 31,
	2008	2007
Deficit accumulated during the developmental stage	$(526,475)	$(455,713)
Working capital (deficiency)	$(103,218)	$(101,453)

3.	SIGNIFICANT ACCOUNTING POLICIES

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
April 30, 2008

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2008 and July 31, 2007, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended April 30, 2008, and 2007 the Company recorded contributed executive services in the amount of $15,000.

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
April 30, 2008

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2008

5.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

April 30,
2008
Net loss	$(70,762)

Expected income tax recovery	$24,059
Unrecognized current benefit of operating losses	(24,059)

Total income taxes	$-

The Company’s total income tax asset is as follows:
2008
Tax benefit of net operating loss carry forward	$198,343
Valuation allowance	(198,343)
$-

The Company has net operating loss carry forwards of approximately $526,000 available for deduction against future years taxable income. The valuation allowance increased to $198,343 during the period ended April 30, 2008, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2025.

6.	RELATED PARTY TRANSACTIONS

At April 30, 2008, there is $66,022 (July 31, 2007 - $35,789) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through January 31, 2008.

For each of the nine month periods ended April 30, 2008 and 2007 the Company paid rent of $1,800 to a director of the Company. Rent is paid on a month to month basis.

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

During the nine month period ended April 30, 2008, the Company’s sole director contributed $45,000 as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2008

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

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K. Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended April 30, 2008, and changes in our financial condition from July 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007 filed with the SEC on November 2, 2007.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2008, we had cash of $691. Accordingly, we will require additional financing in order to proceed with our plan of operation, see “Plan of Operation” and “Liquidity and Capital Resources,” below. If we do not have sufficient funds to pursue our stated plan of operation, then we will scale back our plan of operation to concentrate solely on the product development phase of our plan of operation. In this event, we will pursue product development to the extent of our financial resources.

Recent Corporate Developments

There have been no significant corporate developments since the completion of our fiscal quarter ended January 31, 2008.

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

Financing Requirements

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenues in the near future. As of April 30, 2008, we had cash in the amount of $691. As such, our current cash resources are insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenues in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$ --	$ --	n/a	$-	$ --	n/a
Expenses	(23,672)	(19,778)	19.7%	(70,762)	(66,460)	6.5%
Net Income (Loss)	$(23,672)	$(19,778)	19.7%	$(70,762)	$(66,460)	6.5%

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

Operating Costs and Expenses

Our operating expenses for the third quarter and nine months ended April 30, 2008 and 2007 consisted of the following:

	Third Quarter Ended			Nine Months Ended
	April 30,		Percentage	April 30,		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Contributed Executive	$15,000	$15,000	n/a	$45,000	$45,000	n/a
Services
Office	1,216	775	56.9%	5,125	898	470.7%
Professional Fees	6,551	3,403	92.5%	18,532	18,455	0.4%
Rent	600	600	n/a	1,800	1,800	n/a
Web-Site Development	305	--	n/a	305	307	0.7%
Total Operating Expenses	$23,672	$19,778	19.7%	$70,762	$66,460	6.5%

Our expenses increased by $3,894, or 19.7% as compared to our previous third quarter ended April 30, 2007. This increase is primarily the result of increases in the amount of professional fees incurred by us. Professional fees consisted of legal and accounting services provided in connection with meeting our ongoing reporting obligations under the Exchange Act.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense, the fair market value of contributed executive services provided to us at no cost. For our third quarter ended April 30, 2008, we recorded contributed executive services expenses of $15,000. These services were provided to us without charge and a corresponding increase in additional paid-in capital has been recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2008	At July 31, 2007	Increase/(Decrease)
Current Assets	$691	$1,071	(35.5)%
Current Liabilities	(103,915)	(102,524)	1.4%
Working Capital (Deficit)	$(103,224)	$(101,453)	1.7%

Cash Flows
	Nine Months Ended April 30,
	2008	2007
Cash Flows (Used In) Operating Activities	$(54,603)	$(1,989)
Cash Flows (Used In) Investing Activities	--	--
Cash Flows From Financing Activities	$54,223	$1,394
Net Increase (Decrease) In Cash During Period	$(380)	$(595)

As of April 30, 2008, we had cash on hand of $691 and a working capital deficit of $103,224. As such, we will require additional financing in order to meet our current obligations and complete our plan of operation. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. When necessary, we have also relied on advances from our sole executive officer and sole director, Paul G. Daly. We have not attained profitability and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors have stated in their report that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2008, and for all periods presented in the attached financial statements, have been included. Interim results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the interim financial statements included with this Quarterly Report.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4(T).          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.            RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)

10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)

10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)

10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)

10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)

10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)

10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)

10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)

10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)

10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)

10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)

10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)

10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	June 16, 2008
		By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)