Form 10-Q/A
period 2008-04-30
INFITECH VENTURES INC
filed 2008-10-23
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 6, 2008, the Issuer had 13,245,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Infitech Ventures Inc. for the fiscal quarter ended April 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2008 (The “Original Form 10-Q”) is being filed solely to include Exhibit 10.13 referenced in the Original Form 10-Q.

Except as described above, Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-Q.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-Q when made included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

INFITECH VENTURES INC.

Date:	October 22, 2008
		By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)