Form 10-K
period 2008-07-31
INFITECH VENTURES INC
filed 2008-10-29
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]     No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $434,700 as of January, 31, 2008, based on a price of $0.06, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 28, 2008, the Registrant had 13,661,666 shares of common stock outstanding.

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Infitech,” and the “Company” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.           BUSINESS.

General

We were incorporated on October 24, 2000 under the laws of the State of Nevada for the purpose of seeking business opportunities with respect to environmental technologies and products.

Our business revolves around the development and marketing of a proprietary technology (the “Wax Technology”) that uses a molten wax compound consisting of paraffin wax and resins to control, clean and remediate oil and other liquid fuel spills on land and water. In addition, as part of our long-term business plan, we intend to pursue business opportunities in wastewater treatment solutions.

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of July 31, 2008, we had cash of $664. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

THE WAX TECHNOLOGY

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

Previous formulations of the Wax Technology utilized high grade petroleum based waxes blended with polyethylene. However, due to high petroleum prices, our management has decided to focus on lower cost lower melt point waxes at this time.

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

In 1974, an oil spill occurred around the shores of the ecologically sensitive Passage Island, located at the entrance to Howe Sound off the coast of British Columbia, Canada. The spilled oil occupied an area measuring approximately 450 feet long by 40 feet wide. Environment Canada commissioned the Wax Technology’s inventor, William Nelson, to clean the shoreline of Passage Island using an early prototype of the Wax Technology. The prototype wax formulation was sprayed on the contaminated area under low tide conditions and all residual oil was removed within three days using a crew of three men. Environment Canada inspected the shoreline area after the clean up with a team of marine biologists who verified that all oil and residual wax had been removed from the area. The cleanup was conducted over a three day period with a crew of three men working 12 hours per day. The equipment used consisted of 5x50 gallon steel drums used to heat and store the wax and three small spray containers for dispensing the wax onto the oil spill. The oil spill was contained and removed from the shoreline using approximately 2,000 pounds of wax. The total cost of the clean up was approximately $2,000. In conducting the clean up at Passage Island, the following deficiencies were identified and addressed:

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

COMPETITION

We are aware of only one company that currently markets oil spill clean up products utilizing wax as one of its major components. This company is currently marketing oil spill bioremediation products based on a modified beeswax powder. This product is intended to be used as a bioremediation agent, to be left on the spilled oil until the spilled oil has been biodegraded by bacteria present in the environment over the course of a few weeks or months. Our planned products differ from the products currently being marketed by this competitor in that our products are intended to be used to immediately remove the spilled oil from the environment, while their products require continued environmental exposure to break down the spilled oil over a period of weeks to months. By facilitating the immediate removal of the oil from the environment, our planned products will decrease the exposure of wildlife and vegetation to the oil. In addition, although there can be no assurances, we believe that our planned products will be more economical. Our planned products utilize a paraffin wax formulation as its major component, the cost of which is significantly less than the cost of beeswax.

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

Previous formulations for our Wax Technology utilized a high grade petroleum based wax blended with polyethylene. Due to sharp increases in petroleum prices, our management believes that using high grade petroleum based waxes is no longer cost effective. As a result, we are focusing on the use and development of lower melt point waxes, which at present are more cost effective.

In addition to the above technical development issues, before we are able to market our product, we will need to secure a supplier for our wax compound (see “Manufacturing and Production” below). Further, we may be required to obtain the approval of various regulatory agencies (see “Government Regulations” below).

MANUFACTURING AND PRODUCTION

Once we have completed the development of our anticipated products, we plan to market those products directly to emergency response contractors, insurance companies and other emergency response organizations involved in the clean up and remediation of oil spills. Although we have developed and successfully tested prototypes of our Wax Technology, we are in the process of developing and refining various formulations and have not completed the development of our products for commercial application, nor have we received any revenues to date. In the past, we have worked with the International Group, Inc.

(“IGI”), an unrelated independent supplier of paraffin wax, to refine our formulation for various applications. Mr. Nelson has collaborated with IGI for a number of years on different wax related projects. Based on Mr. Nelson’s long-standing personal relationship with IGI, they have verbally agreed to assist us and to provide us with limited supplies of paraffin wax formulated according to Mr. Nelson’s specifications during the prototype refinement process free of charge. IGI has also verbally agreed to provide us with bench scale quantities of paraffin wax and quantities for small field trials free of charge while we are still in the development stage of our business.

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

We are also working to produce “mini-kits” of our wax products to be used by consumers. The kits would be targeted to allow everyday consumers to use our products to clean minor oil spills. We plan to introduce these kits as part of our product introduction strategy and intend to sell them directly to consumers either online or by telephone. We will also provide consumers with after-sales services and support.

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

Through Paul G. Daly, our founder, sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, we have over 20 years of experience in providing environmental and wastewater solutions. It is expected that Mr. Daly’s experience will form the foundation of this planned business. In addition to our plans to provide process design services, we intend to seek opportunities to:

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

PATENTS AND TRADEMARKS

The inventor of the Wax Technology, Mr. Nelson, registered a patent application with the Canadian Intellectual Property Office (the “CIPO”) under the application number CA 2,314,066 on July 17, 2000. In March, 2007, we received notice of the first examination report from the CIPO in connection with our patent application. The CIPO raised a number of objections to our patent application regarding the wording of our claims, which were considered to be indefinite or ambiguous. In order to avoid abandonment of our patent application, we were required to file a reply to the first examination report by August 1, 2007. Due to a lack of financing, we were unable to file a reply within the required time period. As a result, our patent application was abandoned. Due to our limited financial resources and the high expected cost of reviving this patent application, we do not intend revive this patent application. In addition, during the past year, the price of petroleum has increased significantly, increasing the cost of the high grade petroleum based waxes called for in the formulation set out in this patent application. As a result, in the opinion of our management, this current formulation would no longer be cost effective. We are currently focusing on the development of lower melt point waxes, which are less expensive. We do not currently have plans to file a patent application for any new developments that we make in the use of waxes for oil spill remediation, and we will need to protect our interests by maintaining the secrecy of any new formulations that we develop.

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

EMPLOYEES

We currently have only one full-time employee, who is our founder, sole director and President, Secretary and Treasurer, Paul G. Daly. However, we have retained the services of the inventor of the Wax Technology, William Nelson as a consultant (see “Directors and Executive Officers, Promoters and Control Persons” below).

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

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $750,000 in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited. If we are not able to meet our financial obligations as they come due, our business could fail and investors could lose a substantial portion or all of their investment.

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

Asserting And Defending Intellectual Property Rights May Impact The Results Of Our Operations

We had applied for a patent from the CIPO, however, we did not receive a final grant of patent from the CIPO, and we have decided to abandon our patent application at this time. As patent applications are publicly available documents, competitors may be able to copy the formulations set out in our patent application. Due to our limited financial resources, we do not expect to apply for patent protection for any new developments that we make to the Wax Technology. As a result, in order to protect future developments, we will need to maintain the secrecy of our formulations and the methods we use. If we are unable to maintain the secrecy of those developments, then competitors may be able to copy our formulations and methodology, which would have a material adverse effect on our business.

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

ITEM 2.           PROPERTIES.

We currently do not own any real property. We currently lease an office space located at 20 Lyall Avenue, Toronto, Ontario, Canada, M4E 1V9, consisting of approximately 700 square feet at a cost of $200 per month. We rent this office space from Paul G. Daly, who is our sole director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

ITEM 3.           LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our common stock is the OTC Bulletin Board.

The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2008		Fiscal Year Ended July 31, 2007
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high, low and bid prices for our common stock was available from the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 28, 2008, there were 104 registered holders of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the NRS.

RECENT SALES OF UNREGISTERED SECURITIES

On October 25, 2007, we completed the sale of 400,000 shares of our common stock at a price of $0.06 per share, for proceeds of $24,000. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). No directed selling efforts were made in the United States in connection with this offering and the investor has represented that it is not a US person as defined in Regulation S. No underwriters were involved with this offering. The proceeds of this private placement were used by us as general working capital.

On August 25, 2008, we completed the sale of 416,666 shares of our common stock at a price of $0.06 per share for total proceeds of $25,000. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). No directed selling efforts were made in the United States in connection with this offering and the investor has represented that it is not a US person as defined in Regulation S. No underwriters were involved with this offering. The proceeds of this private placement were used by us as general working capital.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Financing Requirements

The amounts required to complete our plan of operation are in excess of our current cash reserves and we do not anticipate earning revenues in the near future. As of July 31, 2008, we had cash in the amount of $664. As such, our current cash resources are insufficient to meet our requirements for the next twelve months. Further, it is anticipated that our business will not generate any significant revenues in the near future. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as we do not expect substantial debt financing to be as available at this stage of our business.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$--	$--	N/A
Expenses	(109,388)	(105,141)	4.0%
Write off of Patent	--	(17,500)	(100.0%)
Net Loss	$(109, 388)	$(122,641)	(10.8)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenue until we have completed commercial development of products incorporating our Wax Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Wax Technology once development is complete

Expenses

The major components of our expenses for the year ended July 31, 2008 and 2007 are outlined in the table below:

	Year Ended July 31		Percentage
	2008	2007	Increase / (Decrease)
Contributed Executive Services	$60,000	$60,000	N/A
Office	5,627	2,731	106.0%
Professional Fees	40,952	39,703	3.1%
Rent	2,400	2,400	N/A
Web-Site Development	305	307	(0.7)%
Foreign Exchange Loss	104	--	N/A
Total Expenses	$109,388	$105,141	4.0%

During the year ended July 31, 2008, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Professional expenses for the year ended July 31, 2008 did not change significantly from our previous fiscal year.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2008 and 2007, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended July 31
	2008	2007
Net Cash used in Operating Activities	$(66,015)	$(13,073)
Net Cash used in Investing Activities	--	--
Net Cash from Financing Activities	65,608	13,489
Net Increase (Decrease) in Cash During Period	$(407)	$416

Working Capital
			Percentage
	At July 31, 2008	At July 31, 2007	Increase / (Decrease)
Current Assets	$664	$1,071	(38.0)%
Current Liabilities	(127,505)	(102,524)	24.4%
Working Capital Surplus (Deficit)	$(126,841)	$(101,453)	25.0%

Our only source of financing during the year ended July 31, 2008 were short term loans received from our sole executive officer and director and a private placement of our common stock.

During the year ended July 31, 2008, we received an aggregate of $41,375 in short term loans from our sole executive officer and director. These loans are non-interest bearing, unsecured and payable upon demand.

On October 25, 2007, we complete a private placement sale of 400,000 shares of our common stock at a price of $0.06 per share for total proceeds of $24,000. The shares were issued to a non-US person as contemplated under Regulation S promulgated under the Securities Act.

On August 31, 2008, we completed the sale of 416,666 shares of our common stock at a price of $0.06 per share for total proceeds of $25,000. The shares were issued to a non-US person as contemplated under Regulation S.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

To date, we have relied on short term loans from our sole executive officer and director and private placement sales of our equity securities in order to finance our ongoing activities and to meet our outstanding financial obligations. There is no assurance that we will be able to continue to obtain financing from these sources in the future. Our sole executive officer and director could refuse to provide us with any additional financing and we may not be able to find suitable investors willing to purchase our equity securities. If we are unable to obtain financing, our business could fail and shareholders could lose some or all of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

Contributed Executive Services

Pursuant to SAB Topic 1:B (1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year in which the services are provided.

For each of the years ended July 31, 2008, and 2007 we recorded contributed executive services in the amount of $60,000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2008, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of July 31, 2008 and 2007;

3.	Statements of Operations for the years ended July 31, 2008 and 2007 and cumulative from inception on October 24, 2000 to July 31, 2008;

4.	Statement of Stockholders’ Equity (Deficiency) from inception on October 24, 2000 to July 31, 2008;

5.	Statements of Cash Flows for the years ended July 31, 2008 and 2007 and cumulative from inception on October 24, 2000 to July 31, 2008; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2008

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Infitech Ventures, Inc.

We have audited the accompanying balance sheets of Infitech Ventures, Inc. as at July 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception on October 24, 2000 to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $109,388 for the year ended July 31, 2008, and has an accumulated deficit of $565,101, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 24, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT JULY 31

	2008	2007

ASSETS

Current
Cash	$664	$1,071
Deferred tax asset less valuation allowance of $196,143	-	-

Total assets	$664	$1,071

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$38,108	$57,135
Accounts payable and accrued liabilities – related party	12,000	9,600
Due to related parties (Note 7)	77,397	35,789

Total liabilities	127,505	102,524

Commitments and contingency (Notes 2 and 4)
Subsequent event (Note 11)

Stockholders’ equity (deficiency)
Capital stock (Note 5)
Authorized
100,000,000 common shares with par value of $0.001
Issued and outstanding
13,245,000 common shares (2007 – 12,845,000)	13,245	12,845
Additional paid-in capital	425,015	341,415
Deficit accumulated during the development state	(565,101)	(455,713)

Total shareholders’ deficiency	(126,841)	(101,453)

Total liabilities and shareholders’ deficiency	$664	$1,071

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

			Period From
			Inception on
			October 24,
	Year Ended	Year Ended	2000 to
	July 31,	July 31,	July 31,
	2008	2007	2008

EXPENSES
Contributed executive services	$60,000	$60,000	$300,000
Office	5,627	2,731	20,723
Professional fees	40,952	39,703	208,282
Rent	2,400	2,400	16,800
Web-site development	305	307	1,692
Foreign exchange loss	104	-	104

	(109,388)	(105,141)	(547,601)

Write off of patent (Note 4)	-	(17,500)	(17,500)

Loss before income taxes	(109,388)	(122,641)	(565,101)

Provision for income taxes	-	-	-

Net loss	$(109,388)	$(122,641)	$(565,101)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$-

Weighted average number of shares outstanding	13,150,753	12,845,000	-

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
	Common Shares					Accumulated
			Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	State	Total

Balance, October 24,
2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for
cash at $0.001 per share,
November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for
cash at $0.01 per share,
February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005
Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360
Common stock issued for
cash at $0.05 per share,
August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for
cash at $0.05 per share,
December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338
Contributed executive
services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for
patent	-	-	-	7,500	-	-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692
Contributed executive
services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions	-	-	-	-	33,960	-	33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)
Contributed executive
Service	-	-	60,000	-	-	-	60,000
Common stock issued for
Cash at $0.06 per share,
October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

- Continued -

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
	Common Shares					Accumulated
			Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	State	Total

Continued…

Balance, July 31, 2006	12,845,000	$12,845	$281,415	$-	$-	$(333,072)	$(38,812)
Contributed executive
services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31, 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)
Common stock issued for
cash at $0.06 per share,
October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive
services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	$13,245	$425,015	$-	$-	$(565,101)	$(126,841)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

			Period From
			Inception on
			October 24,
	Year Ended	Year Ended	2000 to
	July 31,	July 31,	July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(109,388)	$(122,641)	$(565,101)
Items not affecting cash:
Contributed executive services	60,000	60,000	300,000
Write off of patent	-	17,500	17,500

Changes in non-cash work capital items:
Increase (decrease) in accounts payable and accrued liabilities	(19,027)	29,668	38,108
Increase in accounts payable and accrued liabilities – related party	2,400	2,400	12,000

Net cash used in operating activities	(66,015)	(13,073)	(197,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patent	-	-	(10,000)

Net cash used in investing activities	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	24,000	-	96,800
Increase in due to related parties	41,608	13,489	77,397
Share subscriptions	-	-	33,960

Net cash provided by financing activities	65,608	13,489	208,157

Change in cash for the period	(407)	416	664

Cash, beginning of period	1,071	655	-

Cash, end of period	$664	$1,071	$664

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JULY 31, 2008

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JULY 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2008 and 2007, cash and cash equivalents consisted of cash held at banks.

Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

Long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators, the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of an asset, an impairment loss will be recognized.

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

For each of the years ended July 31, 2008, and 2007 the Company recorded contributed executive services in the amount of $60,000.

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
JULY 31, 2008

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS No. 161 and have not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JULY 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d…)

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

4.	PATENT APPLICATION AND INTELLECTUAL PROPERTY

Pursuant to an agreement dated May 6, 2004, the Company acquired a patent application and intellectual rights to a process to solidify and remove spilled oil on land and water.

In consideration for the sale, assignment and transfer of the technology, the Company agreed to:

	a)	Pay the inventor the sum of $10,000 upon execution of the agreement (paid);

	b)	Issue to the inventor a total of 150,000 shares of common stock upon execution of the agreement (issued); and

c)

Pay to the inventor a royalty fee in the amount of $0.075 (CDN $0.10) per pound of the formulation produced by or on behalf of the Company to any subsidiary, affiliate, agent or sub-contractor of the Company as defined in the agreement.

During the year ended July 31, 2007, due to the uncertainty of the development of this patent, management wrote off the cost to date in its statement of operations.

5.	CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JULY 31, 2008

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2008	2007

Net loss	$(109,388)	$(122,641)

Expected income tax recovery	37,192	41,698
Unrecognized current benefit of operating losses	(37,192)	(41,698)

Total income taxes	$-	$-

	2008	2007

The Company’s total income tax asset is as follows:
Tax benefit of net operating loss carry forward	$196,143	$158,273

Valuation allowance	(196,143)	(158,273)

	$-	$-

The Company has net operating loss carry forwards of approximately $565,000 available for deduction against future years taxable income. The valuation allowance increased to $196,143 during the year ended July 31, 2008, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2028.

7.	RELATED PARTY TRANSACTIONS

At July 31, 2008, there is $77,397 (2007 - $35,789) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through July 31, 2008.

For each of the years ended July 31, 2008 and 2007 the Company paid rent of $2,400 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JULY 31, 2008

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the year ended July 31, 2005 the Company acquired a patent application and intellectual rights and issued to the inventor a total of 150,000 shares of common stock at $0.05 per share.

During the year ended July 31, 2006 the Company issued 601,000 shares at a value of $36,060, among which $33,960 was received during the year ended July 31, 2005.

During the years ended July 31, 2006, 2007 and 2008, the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

9.	FINANCIAL INSTRUMENTS

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

10.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

11.	SUBSEQUENT EVENTS

On August 21, 2008 the Company issued 416,666 common shares for proceeds of $25,000 pursuant to a private placement.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.      DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2008 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

The framework used to evaluate the effectiveness of our internal controls over financial reporting is based upon guiding principles advocated by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. This guidance provides a set of twenty basic principles representing the fundamental concepts associated with, and drawn directly from, the five components of the framework i.e. control environment, risk assessment, control activities, information and communication and monitoring.

Internal controls over financial reporting is defined in the SEC's rules as those controls designed by the company's principal executive and financial officers to provide reasonable assurance regarding the reliability of the company's financial reporting and the preparation of financial statements in accordance with GAAP.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal controls over financial reporting include those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our third party consulting accountant. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.         OTHER INFORMATION.

On August 25, 2008, we completed the sale of 416,666 shares of our common stock at a price of $0.06 per share for total proceeds of $25,000. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). No directed selling efforts were made in the United States in connection with this offering and the investor has represented that it is not a US person as defined in Regulation S. No underwriters were involved with this offering. The proceeds of this private placement were used by us as general working capital.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	58	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

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

COMMITTEES OF THE BOARD OF DIRECTORS

Mr. Daly is our sole director. As such, we do not have a separately designated audit committee, nominating committee or any other committees. Mr. Daly, as our sole director, fulfills the duties normally undertaken by those committees.

Audit Committee Financial Expert

Mr. Daly does not qualify as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Mr. Daly believes that we will not be able to attract and retain directors who would qualify as “audit committee financial experts” at this time due to our limited financial resources.

OTHER SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than Mr. Daly, we do not currently have any significant employees. However, we have retained the services of the inventor of our Wax Technology, William Nelson, as a technical consultant who is crucial to our business plan.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to our Annual Report for the year ended July 31, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2008. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards At Fiscal Year End

As at July 31, 2008, we did not have any outstanding equity awards.

Compensation Arrangements

Due to our limited financial resources, we currently do not pay any compensation to Paul G. Daly for acting as our sole executive officer and sole director. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 28, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	43.9%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	43.9%

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Common Stock	BROWN BROTHERS HARRIMAN & CO. 140 Broadway New York, NY 10005	800,000	5.9%

Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 28, 2008. As of October 28, 2008, there were 13,661,666 shares of our common stock issued and outstanding.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $73,970 in short term loans. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Paul G. Daly, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2008 and 2007, we retained our independent auditor, Davidson & Company LLP, Chartered Accountants, to provide services in the following categories and amounts:

	Year Ended July 31, 2008	Year Ended July 31, 2007

Audit Fees	$21,125	$ 22,500
Audit-Related Fees	$NIL	-
Tax Fees	$NIL	-
All Other Fees	$NIL	-
Total	$21,125	$ 22,500

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

As sole executive officer and sole director, Paul G. Daly, pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	October 28, 2008	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 28, 2008	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)