Form 10-Q
period 2008-10-31
INFITECH VENTURES INC
filed 2008-12-12
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 10, 2008, the Registrant had 13,661,666 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

2

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

October 31, 2008

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)

	October 31,	July, 31
	2008	2008

ASSETS

Current
Cash and cash equivalents	$6,584	$664
Deferred tax asset less valuation allowance of $205,680	-	-

Total assets	$6,584	$664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$33,122	$38,108
Accounts payable and accrued liabilities - related party	12,600	12,000
Due to related parties (Note 5)	75,096	77,397
Total current liabilities	120,818	127,505

Commitments (Note 4)

Stockholders' equity (deficiency)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 13,661,666 shares (2008 - 13,245,000)	13,270	13,245
Additional paid-in capital	464,990	425,015
Deficit accumulated during the development stage	(592,494)	(565,101)
Total stockholders' equity (deficiency in assets)	(114,234)	(126,841)

Total liabilities and stockholders' equity (deficiency in assets)	$6,584	$664

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

			Period from
			Inception
	3 months ended	3 months ended	(October 24, 2000)
	October 31, 2008	October 31, 2007	to October 31, 2008

Expenses
Contributed executive services	$15,000	$15,000	$315,000
Office	1,467	2,536	22,190
Professional fees	10,790	9,156	219,072
Rent	600	600	17,400
Web-site development	-	-	1,692
Foreign exchange loss (gain)	(464)	-	(360)

Loss before income taxes	(27,393)	(27,292)	(574,994)

Write off of patent (Note 4)	-	-	(17,500)

Provision for income taxes	-	-	-

Net loss	$(27,393)	$(27,292)	$(592,494)

Basic and diluted net loss
per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	13,132,213	12,845,000

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24,	-	$-	$-	$-	$-	$-	$-
2000 (date of inception)

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	-234,251	-2,091

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06
per share , October 20, 2005	601,000	601	35,459	-	-33,960	-	2,100
Net loss	-	-	-	-	-	-98,821	-98,821

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	-333,072	-38,812

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	-455,713	-101,453

Common stock issued for cash at $0.06
per share, September 24, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued for cash at $0.06
per share , August 21, 2008	416,666	25	24,975	-	-	-	25,000
Contributed executive services	-	-	15,000	-	-	-	15,000
Net loss	-	-	-	-	-	(27,393)	(27,393)

Balance, October 31, 2008	13,661,666	$13,270	$464,990	-	-	$(592,494)	$(114,234)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (Unaudited)
(Expressed in United States Dollars)

			Period from
			Inception
	3 months ended	3 months ended	(October 24, 2000)
	October 31, 2008	October 31, 2007	to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,393)	$(27,292)	$(592,494)
Items not affecting cash:
Contributed executive services	15,000	15,000	315,000
Write off of patent	-	-	17,500
Changes in non cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	(4,986)	(35,612)	33,122
Increase in accounts payable and accrued
liabilities - related party	(1,701)	600	10,299

Net cash used in operating activities	(19,080)	(47,304)	(216,573)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	-	-	(10,000)
Net cash used in investment activities	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	25,000	23,990	121,800
Increase in due to related parties	-	25,233	77,397
Share subscriptions	-	-	33,960
Net cash provided by financing activities	25,000	1,394	233,157

Change in cash and cash equivalents for the period	5,920	1,919	6,584

Cash and cash equivalents, beginning	664	1,071	-

Cash and cash equivalents, ending	$6,584	$2,990	$6,584

Cash paid for interest during the year	$-	$-	$-

Cash paid for income taxes during the year	$-	$-	$-

Supplemental cash flow disclosure (Note 6)

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2008

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
October 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2008 and July 31, 2008, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended October 31, 2008, and 2007 the Company recorded contributed executive services in the amount of $15,000.

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
October 31, 2008

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

5.	RELATED PARTY TRANSACTIONS

At October 31, 2008, there is $75,096 (July 31, 2008 - $77,397) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through January 31, 2008.

For each of the three month periods ended October 31, 2008 and 2007 the Company paid rent of $600 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the years ended July 31, 2006, 2007, and 2008 the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

During the three month period ended October 31, 2008, the Company’s sole director contributed $15,000 (October 31, 2007 - $15,000) as executive services which was recorded as additional paid in capital.

7.	FINANCIAL INSTRUMENTS

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

3

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2008

8.	SEGMENT INFORMATION

The Company operated in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada. The Company currently does not have a business.

4

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2008, and changes in our financial condition from July 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the SEC on October 29, 2008.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2008, we had cash of $6,584. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

Recent Corporate Developments

On August 21, 2008, we completed the sale of 416,666 shares of our common stock at a price of $0.06 per share for total proceeds of $25,000. The shares were issued to a non-US person as contemplated under Regulation S.

There have been no other significant corporate developments since the completion of our fiscal year ended July 31, 2008.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(27,393)	(27,292)	0.37%
Net Income (Loss)	$(27,393)	$(27,292)	0.37%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2008 and 2007 consisted of the following:

	Three Months Ended October 31,		Percentage
	2008	2007	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	n/a
Office	1,467	2,536	(42.2)%
Professional Fees	10,790	9,156	17.8%
Rent	600	600	n/a

Web-Site Development	-	-	n/a
Foreign Exchange Loss (Gain)	(464)	-	n/a
Total Operating Expenses	$27,393	$27,292	0.37%

During the year ended July 31, 2008, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Professional expenses for the three months ended July 31, 2008 did not change significantly from our previous fiscal quarter.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. We recorded contributed executive services of $5,000 per month. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2008	At July 31, 2008	Increase / (Decrease)
Current Assets	$6,584	$664	891.6%
Current Liabilities	(120,818)	(127,505)	(5.2)%
Working Capital Surplus (Deficit)	$(114,234)	$(126,841)	(9.9)%

Cash Flows
	Three Months Ended October 30,
	2008	2007
Cash Flows (Used In) Operating Activities	$(19,080)	$(47,304)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	25,000	1,394
Net Increase (Decrease) In Cash During Period	$5,920	$1,919

Our only source of financing during the three months ended October 31, 2008 were short term loans received from our sole executive officer and director and a private placement of our common stock.

On August 21, 2008, we completed the sale of 416,666 shares of our common stock at a price of $0.06 per share for total proceeds of $25,000. The shares were issued to a non-US person as contemplated under Regulation S.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2008, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4(T).           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2008 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2008 (the “2008 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in this report fairly present our financial condition, results of operations and cash flows in all material respects.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our corporate headquarters are located at 20 Lyall Avenue, Toronto, Ontario, Canada, M4E 1V9. As we are a Nevada corporation, we are required to maintain a registered agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our registered agent in Nevada. Our registered agent for this purpose is Camlex Management (Nevada) Inc. of 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 21, 2008, we completed the sale of 416,666 shares of our common stock at a price of $0.06 per share for total proceeds of $25,000. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). No directed selling efforts were made in the United States in connection with this offering and the investor has represented that it is not a US person as defined in Regulation S. No underwriters were involved with this offering. The proceeds of this private placement were used by us as general working capital.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)

Exhibit
Number	Description of Exhibit
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	December 10, 2008
		By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)