Form 10-Q
period 2009-01-31
INFITECH VENTURES INC
filed 2009-03-13
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [   ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [X] Yes    [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 11, 2009, the Registrant had 13,661,666 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

January 31, 2009

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)

	January 31,	July, 31
	2009	2008

ASSETS

Current
Cash and cash equivalents	$5,771	$664
Deferred tax asset less valuation allowance of $212,980	-	-

Total assets	$5,771	$664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$38,186	$38,108
Accounts payable and accrued liabilities - related party	13,200	12,000
Due to related parties (Note 5)	75,096	77,397
Total current liabilities	126,482	127,505

Commitments (Note 4)

Stockholders' equity (deficiency)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 13,661,666 shares (2008 - 13,245,000)	13,270	13,245
Additional paid-in capital	479,990	425,015
Deficit accumulated during the development stage	(613,971)	(565,101)
Total stockholders' equity (deficiency in assets)	(120,711)	(126,841)

Total liabilities and stockholders' equity (deficiency in assets)	$5,771	$664

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended	3 months ended	3 months ended
	to January 31, 2009	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Expenses
Contributed executive services	$330,000	$30,000	$30,000	$15,000	$15,000
Office	22,597	1,874	3,910	408	1,374
Professional fees	224,687	16,405	11,981	5,615	2,826
Rent	18,000	1,200	1,200	600	600
Web-site development	1,692	-	-	-	-
Foreign echange loss	(505)	(609)	-	(146)	-

Loss before income taxes	(596,471)	(48,870)	(47,091)	(21,477)	(19,800)

Write off of patent (Note 4)	(17,500)	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net loss	$(613,971)	$(48,870)	$(47,091)	$(21,477)	$(19,800)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.00)	(0.00)

Weighted average number of
shares outstanding		13,614,112	13,125,435	13,661,666	13,007,637

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24,	-	$-	$-	$-	$-	$-	$-
2000 (date of inception)

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	-234,251	-2,091

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06
per share , October 20, 2005	601,000	601	35,459	-	-33,960	-	2,100
Net loss	-	-	-	-	-	-98,821	-98,821

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	-333,072	-38,812

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	-455,713	-101,453

Common stock issued for cash at $0.06
per share, September 24, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued for cash at $0.06
per share , August 21, 2008	416,666	25	24,975	-	-	-	25,000
Contributed executive services	-	-	30,000	-	-	-	30,000
Net loss	-	-	-	-	-	(48,870)	(48,870)

Balance, January 31, 2009	13,661,666	$13,270	$479,990	-	-	$(613,971)	$(120,711)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	6 months ended	6 months ended
	to January 31, 2009	January 31, 2009	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(613,971)	$(48,870)	$(47,091)
Items not affecting cash:
Contributed executive services	330,000	30,000	30,000
Write off of patent	17,500	-	-
Changes in non cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	38,186	78	(32,909)
Increase (decrease) in accounts payable and accrued
liabilities - related party	10,899	(1,101)	1,200

Net cash used in operating activities	(217,386)	(19,893)	(48,800)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	121,800	25,000	23,990
Increase in due to related parties	77,397	-	25,233
Share subscriptions	33,960	-	-
Net cash provided by financing activities	233,157	25,000	49,223

Change in cash for the period	5,771	5,107	423

Cash, beginning	-	664	1,071

Cash, ending	$5,771	$5,771	$1,494

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental cash flow disclosure (Note 6)

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2009

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
January 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2009 and July 31, 2008, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended January 31, 2009, and 2008 the Company recorded contributed executive services in the amount of $30,000.

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
January 31, 2009

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

At January 31, 2009, there is $75,096 (July 31, 2008 - $77,397) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through January 31, 2009.

For each of the six month periods ended January 31, 2009 and 2008 the Company paid rent of $1200 to a director of the Company. Rent is paid on a month to month basis.

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

During the six month period ended January 31, 2009, the Company’s sole director contributed $30,000 (January 31, 2008 - $30,000) as executive services which was recorded as additional paid in capital.

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
January 31, 2009

8.	SEGMENT INFORMATION

The Company operated in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada. The Company currently has only nominal business operations.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six months ended January 31, 2009, and changes in our financial condition from July 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the SEC on October 29, 2008.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of January 31, 2009, we had cash of $5,771. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

Recent Corporate Developments

There were no other significant corporate developments during the interim period ended January 31, 2009.

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

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(21,477)	(19,800)	8.5%	(48,870)	(47,091)	3.8%

Net Income (Loss)	$(21,477)	$(19,800)	8.5%	$(48,870)	$(47,091)	3.8%

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

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Contributed Executive Services	$15,000	$15,000	n/a	$30,000	$30,000	n/a

Office	408	1,374	(70.3)%	1,874	3,910	(52.1)%

Professional Fees	5,615	2,826	98.7%	16,405	11,981	36.9%

Rent	600	600	n/a	1,200	1,200	n/a

Foreign Exchange Loss (Gain)	(146)	-	n/a	(609)	-	n/a

Total	$21,477	$19,800	8.5%	$48,870	$47,091	3.8%

During the three and six months ended July 31, 2008, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three and six months ended July 31, 2008 did not change significantly from our previous fiscal quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$5,771	$664	769.1%
Current Liabilities	(126,482)	(127,505)	(0.8)%
Working Capital Surplus (Deficit)	$(120,711)	$(126,841)	(4.8)%

Cash Flows
	Six Months Ended January 31,
	2009	2008
Cash Flows (Used In) Operating Activities	$(19,893)	$(48,800)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	25,000	49,223
Net Increase (Decrease) In Cash During Period	$5,107	$423

Our only source of financing during the three and six months ended January 31, 2009 were short term loans received from our sole executive officer and director and a private placement of our common stock.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the three and six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of January 31, 2009 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2008 (the “2008 Annual Report”).

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

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
4.	contains a toll-free telephone number for inquiries on disciplinary actions;
5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)

10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)

10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)

10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)

10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)

10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)

10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)

10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)

10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)

Exhibit
Number	Description of Exhibit

10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)

10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)

10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)

10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	March 13, 2009
		By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)