Form 10-Q
period 2009-04-30
INFITECH VENTURES INC
filed 2009-06-10
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ x ] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 5, 2009, the Registrant had 13,994,999 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2009

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)

	April 30,	July, 31
	2009	2008

ASSETS

Current
Cash and cash equivalents	$21,754	$664
Deferred tax asset less valuation allowance of $220,530	-	-

Total assets	$21,754	$664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$40,525	$38,108
Accounts payable and accrued liabilities - related party	13,800	12,000
Due to related parties (Note 5)	75,346	77,397
Total current liabilities	129,671	127,505

Commitments (Note 4)

Stockholders' equity (deficiency)
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 13,661,666 shares (2008 - 13,245,000)	13,270	13,245
Additional paid-in capital	494,990	425,015
Subscriptions received in advance (Note 9)	20,000	-
Deficit accumulated during the development stage	(636,177)	(565,101)
Total stockholders' equity (deficiency in assets)	(107,917)	(126,841)

Total liabilities and stockholders' equity (deficiency in assets)	$21,754	$664

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended	3 months ended	3 months ended
	to April 30, 2009	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Expenses
Contributed executive services	$345,000	$45,000	$45,000	$15,000	$15,000
Office	23,374	2,651	5,125	777	1,216
Professional fees	230,466	22,184	18,532	5,779	6,551
Rent	18,600	1,800	1,800	600	600
Web-site development	1,692	-	305	-	305
Foreign echange loss	(455)	(559)	-	50	-

Loss before income taxes	(618,677)	(71,076)	(70,762)	(22,206)	(23,672)

Write off of patent (Note 4)	(17,500)	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net loss	$(636,177)	$(71,076)	$(70,762)	$(22,206)	$(23,672)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.00)	(0.00)

Weighted average number of
shares outstanding		13,631,029	13,132,213	13,661,666	13,245,000

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24,	-	$-	$-	$-	$-	$-	$-
2000 (date of inception)

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06
per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	-101,453

Common stock issued for cash at $0.06
per share, September 24, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued for cash at $0.06
per share , August 21, 2008	416,666	25	24,975	-	-	-	25,000
Subscriptions received in advance	-	-	-	-	20,000	-	20,000
Contributed executive services	-	-	45,000	-	-	-	45,000
Net loss	-	-	-	-	-	(71,076)	(71,076)

Balance, April 30, 2009	13,661,666	$13,270	$494,990	-	$20,000	$(636,177)	$(107,917)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended
	to April 30, 2009	April 30, 2009	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(636,177)	$(71,076)	$(70,762)
Items not affecting cash:
Contributed executive services	345,000	45,000	45,000
Write off of patent	17,500	-	-
Changes in non cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	40,525	2,417	(30,641)
Increase (decrease) in accounts payable and accrued
liabilities - related party	13,800	1,800	1,800

Net cash used in operating activities	(219,352)	(21,859)	(54,603)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	155,760	25,000	23,990
Increase (decrease) in due to related parties	75,346	(2,051)	30,233
Share subscriptions	20,000	20,000	-
Net cash provided by financing activities	251,106	42,949	54,223

Change in cash for the period	21,754	21,090	(380)

Cash, beginning	-	664	1,071

Cash, ending	$21,754	$21,754	$691

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental cash flow disclosure (Note 6)

See accompanying notes

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2009

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
April 30, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2009 and July 31, 2008, cash and cash equivalents consisted of cash held at banks.

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

For each of the periods ended April 30, 2009, and 2008 the Company recorded contributed executive services in the amount of $45,000.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

At April 30, 2009, there is $75,346 (July 31, 2008 - $77,397) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through April 30, 2009.

For each of the nine month periods ended April 30, 2009 and 2008 the Company paid rent of $1,800 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2009

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the years ended July 31, 2006, 2007, and 2008 the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

During the nine month period ended April 30, 2009, the Company’s sole director contributed $45,000 (April 30, 2008 - $45,000) as executive services which was recorded as additional paid in capital.

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

9.	SUBSEQUENT EVENTS

Subsequent to April 30, 2009, the Company issued 333,333 shares at a price of $0.06 per share in relation to subscriptions received in advance of $20,000.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine months ended April 30, 2009, and changes in our financial condition from July 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 filed with the SEC on October 29, 2008.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2009, we had cash of $21,754. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

RECENT CORPORATE DEVELOPMENTS

On May 11, 2009, we completed a private placement to one investor of 333,333 shares of our common stock at a price of $0.06 per share for proceeds of $20,000. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and that it was not acquiring the Company’s securities for the account or benefit of a US person.

PLAN OF OPERATION

Our current plan of operation calls for us to spend approximately $750,000 over the next twelve months in pursuing our plan of operation, subject to our ability to obtain sufficient financing. This amount is significantly greater than the total amount of financing that we have been able to obtain to date and there is a substantial doubt that we will be able to obtain sufficient financing to complete this plan of operation in the current economic climate.

If we are able to obtain sufficient financing, our plan of operation for the next twelve months will involve the following:

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

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage		Nine Months Ended			Percentage
	April 30,		Increase /		April 30,			Increase /
	2009	2008	(Decrease)		2009		2008	(Decrease)
Revenue	$-	$-	n/a	$	- $		-	n/a

Expenses	(22,206)	(23,672)	(6.2)%		(71,076)		(70,762)	0.4%

Net Income	$(22,206)	$(23,672)	(6.2)%		$(71,076	) $	(70,762)	0.4%
(Loss)

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Contributed	$15,000	$15,000	n/a	$45,000 $	45,000	n/a
Executive
Services
Office	777	1,216	(36.1)%	2,651	5,125	(48.3)%

Professional	5,779	6,551	(11.8)%	22,184	18,532	19.7%
Fees
Rent	600	600	n/a	1,800	1,800	n/a

Web-Site	-	305	(100)%	-	305	(100)%
Development
Foreign	50	-	100%	(559)	-	(100)%
Exchange Loss
(Gain)
Total	$22,206	$23,672	(6.2)%	$71,076	$70,762	0.4%

During the three and nine months ended April 30, 2009, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three and nine months ended April 30, 2009 did not change significantly from our previous fiscal quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$21,754	$664	3,176.2%
Current Liabilities	(129,671)	(127,505)	1.7%
Working Capital Surplus (Deficit)	$(107,917)	$(126,841)	(14.9)%

Cash Flows
	Nine Months Ended April 30,
	2009	2008
Cash Flows (Used In) Operating Activities	$(21,859)	$(54,603)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	42,949	54,223
Net Increase (Decrease) In Cash During Period	$21,090	$(380)

Our only source of financing during the three and nine months ended April 30, 2009 were private placements of our common stock.

On August 21, 2008, we completed the sale of 416,666 shares of our common stock at a price of $0.06 per share for total proceeds of $25,000. The shares were issued to a non-US person as contemplated under Regulation S.

Subsequent to our three months ended April 30, 2009, we completed the sale of 333,333 shares of our common stock at a price of $0.06 per share for total proceeds of $20,000. The shares were issued to a non-US person as contemplated under Regulation S.

Our plan of operation calls for us to spend approximately $750,000 over the next twelve months. This amount is in excess of our current working capital reserves and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. The financing that we require is substantially greater than the financing that we have been able to obtain to date and there is a substantial doubt that we will be able to raise sufficient financing to complete our stated plan of operation in the current economic climate. We anticipate that if we are able to obtain substantial financing, such financing will likely be in the form of further equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of April 30, 2009 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2008 (the “2008 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $750,000 in order to fund our plan of operation over the next twelve months. This amount is substantially greater than the amount of financing that we have been able to obtain to date, and there is a substantial doubt that we will be able to obtain financing sufficient to enable us to complete our plan of operation in the current economic climate. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited. If we are not able to meet our financial obligations as they come due, our business could fail and investors could lose a substantial portion or all of their investment.

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

Subsequent to our three months ended April 30, 2009, we completed a private placement to one investor of 333,333 shares of our common stock at a price of $0.06 per share for proceeds of $20,000. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and that it was not acquiring the Company’s securities for the account or benefit of a US person.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to

Exhibit
Number	Description of Exhibit
Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	June 9, 2009	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)