Form 10-K
period 2009-07-31
INFITECH VENTURES INC
filed 2009-10-28
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files. Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $459,700 as of January, 31, 2009, based on a price of $0.06, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 14, 2009, the Registrant had 13,994,999 shares of common stock outstanding.

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2009

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of July 31, 2009, we had cash of $3,185. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

COMPETITION

There are a number of existing and established technologies and techniques currently being used to clean oil spills and with which our Wax Technology would compete. Some of the techniques currently used in the industry include:

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

We also intend to produce “mini-kits” of our wax products to be used by consumers. The kits would be targeted to allow everyday consumers to use our products to clean minor oil spills. We hope to introduce these kits as part of our product introduction strategy and intend to sell them directly to consumers either online or by telephone. We would also provide consumers with after-sales services and support.

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

Our Stock is a Penny Stock

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

ITEM 3.              LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our common stock is the OTC Bulletin Board. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2009		Fiscal Year Ended July 31, 2008
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high, low and bid prices for our common stock was available from the OTC Bulletin Board. Our share are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 14, 2009, there were 104 registered holders of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

On May 11, 2009, we completed a private placement of 333,333 shares of our common stock at a price of $0.06 per share for proceeds of $20,000. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and that it was not acquiring the Company’s securities for the account or benefit of a US person.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our current plan of operation calls for us to spend approximately $750,000 over the next twelve months in pursuing our plan of operation subject to obtaining sufficient financing. This amount is significantly greater than the total amount of financing that we have been able to obtain to date. There exists a substantial doubt that we will be able to obtain sufficient financing to complete this plan of operation in the current economic climate.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2009	2008	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(96,268)	(109,388)	(12.0)%
Write off of Patent	-	-	N/A
Net Loss	$(96,268)	$(109,388)	(12.0)%

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

Expenses

The major components of our expenses for the year ended July 31, 2009 and 2008 are outlined in the table below:

	Year Ended July 31		Percentage
	2009	2008	Increase / (Decrease)
Contributed Executive Services	$60,000	$60,000	N/A
Office	3,226	5,627	(42.7)%
Professional Fees	31,179	40,952	(23.8)%
Rent	2,400	2,400	N/A
Web-Site Development	-	305	(100)%
Foreign Exchange Gain/Loss	(537)	104	(616.3)%
Total Expenses	$96,268	$109,388	(12.0)%

During the year ended July 31, 2009, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Professional expenses for the year ended July 31, 2009 did not change significantly from our previous fiscal year.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2009 and 2008, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended July 31
	2009	2008
Net Cash used in Operating Activities	$(40,428)	$(66,015)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	42,949	65,608
Net Increase (Decrease) in Cash During Period	$2,521	$(407)

Working Capital
			Percentage
	At July 31, 2009	At July 31, 2008	Increase / (Decrease)
Current Assets	$3,185	$664	380.0%
Current Liabilities	(121,294)	(127,505)	(4.9)%
Working Capital Surplus (Deficit)	$(118,109)	$(126,841)	(6.9)%

Our only source of financing during the year ended July 31, 2009 was a private placement sale of 333,333 shares of our common stock at a price of $0.06 per share for total proceeds of $20,000 and a private placement sale of 416,666 shares of common stock at a price of $0.06 per share for total proceeds of $25,000. The shares were issued to a non-US person as contemplated under Regulation S promulgated under the Securities Act.

Our plan of operation calls for us to spend significantly more than our current capital resources or the amount of financing that we have been able to obtain to date. As such, there is a substantial doubt that we will be able to raise significant financing to complete our stated plan of operation. Any substantial financing that we are able to obtain is expected to be in the form of equity financing.

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

For each of the years ended July 31, 2009, and 2008 we recorded contributed executive services in the amount of $60,000.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2009, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of July 31, 2009 and 2008;

3.	Statements of Operations for the years ended July 31, 2009 and 2008 and cumulative from inception on October 24, 2000 to July 31, 2009;

4.	Statement of Stockholders’ Equity (Deficiency) from inception on October 24, 2000 to July 31, 2009;

5.	Statements of Cash Flows for the years ended July 31, 2009 and 2008 and cumulative from inception on October 24, 2000 to July 31, 2009; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2009

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Infitech Ventures, Inc.

We have audited the accompanying balance sheets of Infitech Ventures, Inc. as at July 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception on October 24, 2000 to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception on October 24, 2000 to July 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $96,268 for the year ended July 31, 2009, and has an accumulated deficit of $661,369, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

October 15, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
As at July 31

	2009	2008
ASSETS

Current
Cash	$3,185	$664
Deferred tax asset less valuation allowance of $224,740	-	-

Total assets	$3,185	$664

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$31,548	$38,108
Accounts payable and accrued liabilities - related party	14,400	12,000
Due to related parties (Note 7)	75,346	77,397
Total current liabilities	121,294	127,505

Commitments and Contingency (Notes 2 and 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001
Issued and outstanding 13,994,999 shares
(2008 - 13,245,000)	13,995	13,245
Additional paid-in capital	529,265	425,015
Deficit accumulated during the development stage	(661,369)	(565,101)
Total stockholders' deficiency	(118,109)	(126,841)

Total liabilities and stockholders' deficiency	$3,185	$664

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2009	July 31, 2009	July 31, 2008

Expenses
Contributed executive services	$360,000	$60,000	$60,000
Office	23,949	3,226	5,627
Professional fees	239,461	31,179	40,952
Rent	19,200	2,400	2,400
Foreign exchange gain/loss	(433)	(537)	104
Web-site development	1,692	-	305

Loss before other items	(643,869)	(96,268)	(109,388)

Write off of patent (Note 4)	(17,500)	-	-

Loss before income taxes	(661,369)	(96,268)	(109,388)

Provision for income taxes	-	-	-

Net loss	$(661,369)	$(96,268)	$(109,388)

Basic and diluted net loss
per share		$(0.01)	$(0.01)

Weighted average number of
shares outstanding		13,711,666	13,150,753

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06
per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06
per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06
per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06
per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	96,268	96,268

Balance, July 31, 2009	13,994,999	$13,995	$529,265	$-	$-	$(468,833)	$74,427

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2009	July 31, 2009	July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(661,369)	$(96,268)	$(109,388)
Items not affecting cash:
Contributed executive services	360,000	60,000	60,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (Decrease) in accounts payable
and accrued liabilities	31,548	(6,560)	(19,027)
Increase in accounts payable and accrued
liabilities - related party	14,400	2,400	2,400

Net cash used in operating activities	(237,921)	(40,428)	(66,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	175,760	45,000	24,000
Increase (decrease) in due to related parties	75,346	(2,051)	41,608
Net cash provided by financing activities	251,106	42,949	65,608

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	3,185	2,521	(407)

Cash, beginning of period	-	664	1,071

Cash, end of period	$3,185	$3,185	$664

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2009

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
July 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2009 and 2008, cash and cash equivalents consisted of cash held at banks.

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

For each of the years ended July 31, 2009, and 2008 the Company recorded contributed executive services in the amount of $60,000.

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
July 31, 2009

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

Recent accounting pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that implementation of this standard will have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. FSP 115-2 is effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

In June 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides guidance as to the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material effect on its results of operations, financial position, and cash flows.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2009

5.	CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2009	2008
Net loss	$(96,268)	$(109,388)

Expected income tax recovery	32,731	37,192
Unrecognized current benefit of operating losses	(32,731)	(37,192)

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:
	2009	2008
Tax benefit of net operating loss carry forward	$224,740	$196,143
Valuation allowance	(224,740)	(196,143)
	$-	$-

The Company has net operating loss carry forwards of approximately $661,000 available for deduction against future years taxable income. The valuation allowance increased to $224,740 during the year ended July 31, 2009, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2029.

7.	RELATED PARTY TRANSACTIONS

At July 31, 2009, there is $75,347 (2008 - $77,397) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through July 31, 2009.

For each of the years ended July 31, 2009 and 2008 the Company paid rent of $2,400 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2009

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the year ended July 31, 2005 the Company acquired a patent application and intellectual rights and issued to the inventor a total of 150,000 shares of common stock at $0.05 per share.

During the year ended July 31, 2006 the Company issued 601,000 shares at a value of $36,060, among which $33,960 was received during the year ended July 31, 2005.

During the years ended July 31, 2006, 2007, 2008, and 2009 the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

9.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

10.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2009 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2009. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards At Fiscal Year End

As at July 31, 2009, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 14, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer	6,000,000 Direct	42.9%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	42.9%

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Common Stock	BROWN BROTHERS HARRIMAN & CO. 140 Broadway New York, NY 10005	1,200,000	8.6%
Common Stock	SANIBEL INTERTRADE CO Trident Chambers, Wickhams Cay Road Town Tortola, BVI	733,333	5.2%

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 14, 2009. As of October 14, 2009, there were 13,994,999 shares of our common stock issued and outstanding.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

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

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $75,347 in short term loans. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Paul G. Daly, is also our sole executive officer. As a result, we do not have any independent directors.

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

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2009 and 2008, we retained our independent auditor, Davidson & Company LLP, Chartered Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2009		Year Ended July 31, 2008

Audit Fees		$21,125		$21,125
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$21,125		$21,125

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our sole executive officer and sole director, Paul G. Daly, pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

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

INFITECH VENTURES INC.

Date:	October 27, 2009	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 27, 2009	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)