Form 10-Q
period 2009-10-31
INFITECH VENTURES INC
filed 2009-12-14
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large accelerated filer[ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). [X]  Yes    [   ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 9, 2009, the Registrant had 13,994,999 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

October 31, 2009

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	October 31,	July, 31
	2009	2009

ASSETS

Current
Cash	$485	$3,185
Deferred tax asset less valuation allowance of $224,740	-	-

Total assets	$485	$3,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$41,181	$31,548
Accounts payable and accrued liabilities - related party	15,000	14,400
Due to related parties (Note 6)	76,146	75,346
Total current liabilities	132,327	121,294

Commitments and Contingency (Notes 2 and 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001
Issued and outstanding 13,994,999 shares
(July 31, 2009 - 13,994,999)	13,995	13,995
Additional paid-in capital	544,265	529,265
Deficit accumulated during the development stage	(690,102)	(661,369)
Total stockholders' deficiency	(131,842)	(118,109)

Total liabilities and stockholders' deficiency	$485	$3,185

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Three months ended	Three months ended
	to October 31, 2009	October 31, 2009	October 31, 2008

Expenses
Contributed executive services	$375,000	$15,000	$15,000
Office	25,282	1,333	1,467
Professional fees	251,261	11,800	10,790
Rent	19,800	600	600
Foreign exchange gain/loss	(433)	-	(464)
Web-site development	1,692	-	-

Loss before other items	(672,602)	(28,733)	(27,393)

Write off of patent (Note 4)	(17,500)	-	-

Loss before income taxes	(690,102)	(28,733)	(27,393)

Provision for income taxes	-	-	-

Net loss	$(690,102)	$(28,733)	$(27,393)

Basic and diluted net loss
per share		$(0.00)	$(0.00)

Weighted average number of
shares outstanding		13,994,999	13,132,213

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subsciptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01
per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05
per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05
per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06
per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06
per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06
per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06
per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Contributed executive services	-	-	15,000	-	-	-	15,000
Net Loss	-	-	-	-	-	(28,733)	(28,733)

Balance, October 31, 2009	13,994,999	$13,995	$544,265	$-	$-	$(690,102)	$(131,842)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception	Three	Three
	(October 24, 2000)	months ended	months ended
	to October 31, 2009	October 31, 2009	October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(690,102)	$(28,733)	$(27,393)
Items not affecting cash:
Contributed executive services	375,000	15,000	15,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (Decrease) in accounts payable
and accrued liabilities	41,181	9,633	(4,986)
Increase in accounts payable and accrued
liabilities - related party	15,000	600	(1,701)

Net cash used in operating activities	(241,421)	(3,500)	(19,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	175,760	-	25,000
Increase (decrease) in due to related parties	76,146	800	-
Net cash provided by financing activities	251,906	800	25,000

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	485	(2,700)	5,920

Cash, beginning of period	-	3,185	664

Cash, end of period	$485	$485	$6,584

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2009

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
October 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2009 and July 31, 2009, cash and cash equivalents consisted of cash held at banks.

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

For each of the three month periods ended October 31, 2009, and 2008 the Company recorded contributed executive services in the amount of $15,000.

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
October 31, 2009

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

Recent accounting pronouncements

The Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Company’s first quarter ended October 31, 2009 and the adoption did not have an impact on the financial statements. See Note 10 for the required disclosures.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2009

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

6.	RELATED PARTY TRANSACTIONS

At October 31, 2009, there is $76,146 (2008 - $75,096) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through October 31, 2009.

For each of the three month periods ended October 31, 2009 and 2008 the Company paid rent of $600 to a director of the Company. Rent is paid on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2009

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the years ended July 31, 2006, 2007, 2008, and 2009 the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

During the three month period ended October 31, 2009, the Company’s sole director contributed $15,000 (October 31, 2008 - $15,000) as executive services which was recorded as additional paid in capital.

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

10.	SUBSEQUENT EVENTS

None as of December 10, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2009, and changes in our financial condition from July 31, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with the SEC on October 28, 2009.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2009, we had cash on hand of $485. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2009	2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(28,733)	(27,393)	4.9%
Net Loss	$(28,733)	$(27,393)	4.9%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2009 and 2008 consisted of the following:

	Three Months Ended October 31,		Percentage
	2009	2008	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%
Office	1,333	1,467	(9.1)%
Professional Fees	11,800	10,790	9.4%
Rent	600	600	0.0%
Web-Site Development	-	-	n/a
Foreign Exchange Loss (Gain)	-	(464)	(100.0)%
Total Operating Expenses	$28,733	$27,393	4.9%

During the three months ended October 31, 2009, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three months ended October 31, 2009 did not change significantly from our previous fiscal quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2009	At July 31, 2009	Increase / (Decrease)
Current Assets	$485	$3,185	(84.8)%
Current Liabilities	(132,327)	(121,294)	9.1%
Working Capital Deficit	$(131,842)	$(118,109)	11.6%

Cash Flows
	Three Months Ended October 31,
	2009	2008
Cash Flows (Used In) Operating Activities	$(3,500)	$(19,080)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	800	25,000
Net Increase (Decrease) In Cash During Period	$(2,700)	$5,920

Our only source of financing for the three month period ended October 31, 2009 was a loan agreement we entered into with Paul G. Daly for $800 to cover a deficiency in working capital. The loan is unsecured, non interest bearing, and payable on demand.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2009, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.               CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2009 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2009 (the “2009 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                 OTHER INFORMATION.

None.

ITEM 6.                 EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)

10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)

10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)

10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)

10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)

10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)

10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)

10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)

10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)

10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)

10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)

10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)

10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)

10.14	Promissory Note dated September 30, 2009 for $800.00 issued by the Company to Paul G. Daly.

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date: December 14, 2009	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)