Form 10-Q
period 2010-04-30
INFITECH VENTURES INC
filed 2010-06-14
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
[X] Yes    [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[_] Yes    [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]		Accelerated filer [_]
Non-accelerated filer [_]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes    [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of June 11, 2010, the Registrant had 14,244,999 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2010

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS - (Unaudited)
(Expressed in United States Dollars)

	As at	As at
	April 30,	July 31,
	2010	2009

ASSETS

Current
Cash and cash equivalents	$3,219	$3,185
Deferred tax asset less valuation allowance of $249,544	-	-

Total assets	$3,219	$3,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$40,774	$31,548
Accounts payable and accrued liabilities - related parties	16,200	14,400
Due to related parties (Note 6)	76,946	75,346
Total current liabilities	133,920	121,294

Commitments (Note 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 shares with par value of $0.001
Issued and outstanding 14,244,999 common shares (July 31, 2009 - 13,994,999)	14,245	13,995
Additional paid-in capital	589,015	529,265
Deficit accumulated during the development stage	(733,961)	(661,369)
Total stockholders' deficiency	(130,701)	(118,109)

Total liabilities and stockholders' deficiency	$3,219	$3,185

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	9 months ended	9 months ended	3 months ended	3 months ended
	to April 30, 2010	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Expenses
Contributed executive services	$405,000	$45,000	$45,000	$15,000	$15,000
Office	26,739	2,790	2,651	854	777
Professional fees	262,463	23,002	22,184	5,700	5,779
Rent	21,000	1,800	1,800	600	600
Web-site development	1,692	-	-	-	-
Foreign exchange (gain)/loss	(433)	-	(559)	-	50

Loss before income taxes	(716,461)	(72,592)	(71,076)	(22,154)	(22,206)

Write off of patent (Note 4)	(17,500)	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net loss	$(733,961)	$(72,592)	$(71,076)	$(22,154)	$(22,206)

Basic and diluted net loss per share		$(0.01)	$(0.01)	$(0.00)	(0.00)

Weighted average number of shares outstanding		14,154,340	13,361,029	14,244,999	13,661,666

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Unaudited)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01 per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05 per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05 per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06 per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06 per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06 per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06 per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Common stock issued at $0.06 per share January 21, 2010	250,000	250	14,750				15,000
Contributed executive services	-	-	45,000	-	-	-	45,000
Net Loss	-	-	-	-	-	(72,592)	(72,592)

Balance, April 30, 2010	14,244,999	$14,245	$589,015	$-	$-	$(733,961)	$(130,701)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (Unaudited)
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000	9 months ended	9 months ended
	to April 30, 2010)	April 30, 2010	April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(733,961)	$(72,592)	$(71,076)
Items not affecting cash:
Contributed executive services	405,000	45,000	45,000
Write off of patent	17,500	-	-
Changes in non cash working capital items
Increase in accounts payable and accrued liabilities	40,774	9,226	2,417
Increase in accounts payable and accrued liabilities to related parties	16,200	1,800	1,800

Net cash used in operating activities	(254,487)	(16,566)	(21,859)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-

Net cash used in investment activities	(10,000)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	190,760	15,000	25,000
Increase in due to related parties	76,946	1,600	(2,051)
Share subscriptions	-	-	20,000

Net cash provided by financing activities	267,706	16,600	42,949

Change in cash and cash equivalents for the period	3,219	34	21,090

Cash and cash equivalents, beginning	-	3,185	664

Cash and cash equivalents, ending	$3,219	$3,219	$21,754

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental cash flow disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2010

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
APRIL 30, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2010 and July 31, 2009, cash and cash equivalents consisted of cash held at banks.

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

Contributed executive services

Pursuant to SAB Topic 1:B (1) and the last paragraph of SAB 5:T, the Company is required to report all costs of conducting its business. Accordingly, the Company records the fair value of contributed executive services provided to the Company at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the period in which the services are provided.

For each of the nine month periods ended April 30, 2010, and 2009 the Company recorded contributed executive services in the amount of $45,000.

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
APRIL 30, 2010

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

Recent accounting pronouncements

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010- 09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature. Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010-09 in February 2010, and its adoption did not have a material impact on the Company’s financial reporting and disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosures effective as of December 15, 2009 did not have a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009- 13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2010

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

At April 30, 2010, there is $76,946 (July 31, 2009 - $75,346) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through April 30, 2010.

For each of the nine month periods ended April 30, 2010 and 2009 the Company paid rent of $1,800 to a director of the Company. Rent is paid on a month to month basis.

During the nine month period ended April 30, 2010, the Company’s sole director contributed $45,000 (April 30, 2009 - $45,000) as executive services which was recorded as additional paid in capital.

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

During the nine month period ended April 30, 2010, the Company’s sole director contributed $45,000 (April 30, 2009 - $45,000) as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
APRIL 30, 2010

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine months ended April 30, 2010, and changes in our financial condition from July 31, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with the SEC on October 28, 2009.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2010, we had cash on hand of $3,219. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(22,154)	(22,206)	(0.2)%	(72,592)	(71,076)	2.1%
Net Income (Loss)	$(22,154)	$(22,206)	(0.2)%	$(72,592)	$(71,076)	2.1%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Contributed Executive Services	$15,000	$15,000	n/a	$45,000	$45,000	n/a
Office	854	777	9.9%	2,790	2,651	5.2%
Professional Fees	5,700	5,779	(1.4)%	23,002	22,184	3.7%
Rent	600	600	n/a	1,800	1,800	n/a
Web-Site Development	-	-	n/a	-	-	n/a
Foreign Exchange Loss (Gain)	-	50	(100)%	-	(559)	(100)%
Total	$22,154	$22,206	(0.2)%	$72,592	$71,076	2.1%

During the three and nine months ended April 30, 2010, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three and nine months ended April 30, 2010 did not change significantly from the same fiscal period ended April 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2010	At July 31, 2009	Increase / (Decrease)
Current Assets	$3,219	$3,185	1.1%
Current Liabilities	(133,920)	(121,294)	10.4%
Working Capital Deficit	$(130,701)	$(118,109)	10.7%

Cash Flows
	Nine Months Ended April 30,
	2010	2009
Cash Flows (Used In) Operating Activities	$(16,566)	$(21,859)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	16,600	42,949
Net Increase In Cash During Period	$34	$21,090

Our only sources of financing for the nine month period ended April 30, 2010 was a private placement to one investor of 250,000 shares of our common stock at a price of $0.06 per share for proceeds of $15,000 and an increase in amounts due to related parties of $1,600.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of April 30, 2010 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2009 (the “2009 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)

Exhibit
Number	Description of Exhibit
10.14	Promissory Note dated September 30, 2009 for $800.00 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800.00 issued by the Company to Paul G. Daly.(8)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-Q/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	June 14, 2010	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)