Form 10-K
period 2010-07-31
INFITECH VENTURES INC
filed 2010-10-29
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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
$494,699.94 as of January, 31, 2010, based on a price of $0.06, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of October 26, 2010, the Registrant had 14,494,999 shares of common stock outstanding.

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2010

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of July 31, 2010, we had cash of $925. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

MARKET INFORMATION

The principal market for our common stock is the OTC Bulletin Board. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2010		Fiscal Year Ended July 31, 2009
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high, low and bid prices for our common stock was available from the OTC Bulletin Board. Our share are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 26, 2010, there were 103 registered holders of our common stock. Some of our stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 25, 2007, we issued 400,000 shares of our common stock to Sanibel Intertrade Co. (“Sanibel”) at a price of $0.06 per share for proceeds of $24,000. We completed the offering pursuant to Regulation S of the Securities Act. We did not engage in a distribution of this offering in the United States. Sanibel represented that it was not a US person as defined in Regulation S, and that it was not acquiring our securities for the account or benefit of a US person. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

On August 21, 2008, we completed a private placement of 416,666 shares of our common stock at a price of $0.06 per share to a total of one (1) purchaser for total proceeds of $25,000. We completed the offering pursuant to Regulation S of the Securities Act. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and that it was not acquiring our securities for the account or benefit of a US person. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

On May 11, 2009, we issued 333,333 shares of our common stock to Sanibel at a price of $0.06 per share for proceeds of $20,000. We completed the offering pursuant to Regulation S of the Securities Act. We did not engage in a distribution of this offering in the United States. Sanibel represented that it was not a US person as defined in Regulation S, and that it was not acquiring our securities for the account or benefit of a US person. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted the purchaser.

On January 21, 2010, we issued 250,000 shares of our common stock to Sanibel at a price of $0.06 per share for proceeds of $15,000. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. Sanibel represented that it was not a US person as defined in Regulation S, and that it was not acquiring our securities for the account or benefit of a US person. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

On June 15, 2010, we issued 250,000 shares of our common stock to Sanibel at a price of $0.06 per share for proceeds of $15,000. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We not engage in a distribution of this offering in the United States. Sanibel represented that it was not a US person as defined in Regulation S, and that it was not acquiring our securities for the account or benefit of a US person. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2010	2009	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(97,206)	(96,268)	1.0%
Write off of Patent	-	-	N/A
Net Loss	$(97,206)	$(96,268)	1.0%

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

Expenses

The major components of our expenses for the year ended July 31, 2010 and 2009 are outlined in the table below:

	Year Ended July 31		Percentage
	2010	2009	Increase /
			(Decrease)
Contributed Executive Services	$60,000	$60,000	N/A
Office	3,405	3,226	6.0%
Professional Fees	31,374	31,179	0.6%
Rent	2,400	2,400	N/A
Foreign Exchange Gain/Loss	27	(537)	(105.0)%
Total Expenses	$97,206	$96,268	(1.0)%

During the year ended July 31, 2010, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Professional expenses for the year ended July 31, 2010 did not change significantly from our previous fiscal year.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2010 and 2009, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended July 31
	2010	2009
Net Cash used in Operating Activities	$(33,860)	$(40,428)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	31,600	42,949
Net Increase (Decrease) in Cash During Period	$(2,260)	$2,521

Working Capital
			Percentage
	At July 31, 2010	At July 31, 2009	Increase / (Decrease)
Current Assets	$925	$3,185	(71.0)%
Current Liabilities	(126,240)	(121,294)	(4.1)%
Working Capital Surplus (Deficit)	$(125,315)	$(118,109)	(6.1)%

Our only source of financing during the year ended July 31, 2010 was a private placement sale of 250,000 shares of our common stock at a price of $0.06 per share for total proceeds of $15,000 and a private placement sale of 250,000 shares of common stock at a price of $0.06 per share for total proceeds of $15,000. The shares were issued to a non-US person as contemplated under Regulation S promulgated under the Securities Act.

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

For each of the years ended July 31, 2010, and 2009 we recorded contributed executive services in the amount of $60,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2010, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of July 31, 2010 and 2009;

3.	Statements of Operations for the years ended July 31, 2010 and 2009 and cumulative from inception on October 24, 2000 to July 31, 2010;

4.	Statement of Stockholders’ Equity (Deficiency) from inception on October 24, 2000 to July 31, 2010;

5.	Statements of Cash Flows for the years ended July 31, 2010 and 2009 and cumulative from inception on October 24, 2000 to July 31, 2010; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2010

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Infitech Ventures Inc.

We have audited the accompanying balance sheets of Infitech Ventures Inc. as of July 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and for the period from incorporation on October 24, 2000 to July 31, 2010. Infitech Ventures Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our a udits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from incorporation on October 27, 2000 to July 31, 2010in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $97,206 for the year ended July 31, 2010, and has an accumulated deficit of $758,575, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 26, 2010

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
As at July 31

	2010	2009
ASSETS

Current
Cash	$925	$3,185
Deferred tax asset less valuation allowance of $257,916 (Note 6)	-	-

Total assets	$925	$3,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$32,494	$31,548
Accounts payable and accrued liabilities - related party (Note 7)	16,800	14,400
Due to related parties (Note 7)	76,946	75,346
Total current liabilities	126,240	121,294

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 14,494,999 shares (2009 - 13,994,999)	14,495	13,995
Additional paid-in capital	618,765	529,265
Deficit accumulated during the development stage	(758,575)	(661,369)
Total stockholders' deficiency	(125,315)	(118,109)

Total liabilities and stockholders' deficiency	$925	$3,185

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2010	July 31, 2010	July 31, 2009

Expenses
Contributed executive services	$420,000	$60,000	$60,000
Office	27,354	3,405	3,226
Professional fees	270,835	31,374	31,179
Rent	21,600	2,400	2,400
Foreign exchange gain/loss	(406)	27	(537)
Web-site development	1,692	-	-

Loss before other items	(741,075)	(97,206)	(96,268)

Write off of patent (Note 4)	(17,500)	-	-

Loss before income taxes	(758,575)	(97,206)	(96,268)

Provision for income taxes (Note 6)	-	-	-

Net loss	$(758,575)	$(97,206)	$(96,268)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average number of shares outstanding		14,147,739	13,711,666

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01 per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05 per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05 per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06 per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06 per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06 per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06 per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Common stock issued at $0.06 per share January 21, 2010	250,000	250	14,750				15,000
Common stock issued at $0.06 per share June 15, 2010	250,000	250	14,750				15,000
Contributed compensation services			60,000				60,000
Net Loss						(97,206)	(97,206)

Balance, July 31, 2010	14,494,999	$14,495	$618,765	$-	$-	$(758,575)	$(125,315)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Year ended	Year ended
	to July 31, 2010	July 31, 2010	July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(758,575)	$(97,206)	$(96,268)
Items not affecting cash:
Contributed executive services	420,000	60,000	60,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (Decrease) in accounts payable and accrued liabilities	32,494	946	(6,560)
Increase in accounts payable and accrued liabilities - related party	16,800	2,400	2,400

Net cash used in operating activities	(271,781)	(33,860)	(40,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	205,760	30,000	45,000
Increase (decrease) in due to related parties	76,946	1,600	(2,051)
Net cash provided by financing activities	282,706	31,600	42,949

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	925	(2,260)	2,521

Cash, beginning of period	-	3,185	664

Cash, end of period	$925	$925	$3,185

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2010

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
July 31, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2010 and 2009, cash and cash equivalents consisted of cash held at banks.

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

For each of the years ended July 31, 2010, and 2009 the Company recorded contributed executive services in the amount of $60,000.

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
July 31, 2010

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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2009-05 amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective on September 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2010

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

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2010	2009
Net loss	$(97,206)	$(96,268)

Expected income tax recovery	33,050	32,731
Unrecognized current benefit of operating losses	(33,050)	(32,731)

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:
	2010	2009
Tax benefit of net operating loss carry forward	$257,916	$224,740
Valuation allowance	(257,916)	(224,740)
	$-	$-

The Company has net operating loss carry forwards of approximately $759,000 available for deduction against future years taxable income. The valuation allowance increased to $257,916 during the year ended July 31, 2010, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2030.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2010

7.	RELATED PARTY TRANSACTIONS

At July 31, 2010, there is $76,946 (2009 - $75,346) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through July 31, 2010.

For each of the years ended July 31, 2010 and 2009 the Company paid rent of $2,400 to a director of the Company. Rent is paid on a month to month basis. At July 31, 2010 there is $16,800 (2009 - $14,400) payable to a related party with respect to rent payable.

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

During the years ended July 31, 2006, 2007, 2008, 2009, and 2010 the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2010 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	60	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

Mr. William Nelson has been retained by us under a verbal contract to assist us in the commercialization and development of products based on our Wax Technology. Mr. Nelson has verbally agreed to provide us with technical advice free of charge to assist in our development of our Wax Technology. If we determine that we require extensive technical studies or engineering work to be performed, we will enter into a formal consultancy agreement with Mr. Nelson.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2010. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards At Fiscal Year End

As at July 31, 2010, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 26, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer	6,000,000 Direct	41.4%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	41.4%

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Common Stock	SANIBEL INTERTRADE CO. Trident Chambers, Wickhams Cay Road Town Tortola, BVI	2,033,333(2)	14.0%

Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 26, 2010. As of October 26, 2010 there were 14,494,999 shares of our common stock issued and outstanding.

(2)	Sanibel Intertrade Co. is beneficially owned by George Sagredos.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $76,946 in short term loans. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

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

During the fiscal years ended July 31, 2010 and 2009, we retained our independent auditor, Davidson & Company LLP, Chartered Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2010		Year Ended July 31, 2009

Audit Fees		$21,125		$21,125
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$21,125		$21,125

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

INFITECH VENTURES INC.

Date:	October 27, 2010	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 27, 2010	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)