Form 10-Q
period 2010-10-31
INFITECH VENTURES INC
filed 2010-12-15
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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
As of December 13, 2010, the Registrant had 14,494,999 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

October 31, 2010

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	October 31,	July, 31
	2010	2010

ASSETS

Current
Cash	$557	$925
Deferred tax asset less valuation allowance of $266,935	-	-

Total assets	$557	$925

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$52,602	$32,494
Accounts payable and accrued liabilities - related party	17,400	16,800
Due to related parties (Note 6)	76,946	76,946
Total current liabilities	146,948	126,240

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.15 Issued and outstanding 14,494,999 shares (July 31, 2010 - 14,494,999)	14,495	14,495
Additional paid-in capital	633,765	618,765
Deficit accumulated during the development stage	(794,651)	(758,575)
Total stockholders' deficiency	(146,391)	(125,315)

Total liabilities and stockholders' deficiency	$557	$925

Subsequent event (Note 10)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	(October 24, 2000)	Three months ended	Three months ended
	to October 31, 2010	October 31, 2010	October 31, 2009

Expenses
Contributed executive services	$435,000	$15,000	$15,000
Office	30,413	3,059	1,333
Professional fees	288,252	17,417	11,800
Rent	22,200	600	600
Foreign exchange gain/loss	(406)	-	-
Web-site development	1,692	-	-

Loss before other items	(777,151)	(36,076)	(28,733)

Write off of patent (Note 4)	(17,500)	-	-

Loss before income taxes	(794,651)	(36,076)	(28,733)

Provision for income taxes	-	-	-

Net loss	$(794,651)	$(36,076)	$(28,733)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		14,494,999	13,994,999

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01 per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05 per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05 per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06 per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06 per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06 per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06 per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Common stock issued at $0.06 per share January 21, 2010	250,000	250	14,750				15,000
Common stock issued at $0.06 per share June 15, 2010	250,000	250	14,750				15,000
Contributed compensation services			60,000				60,000
Net Loss						(97,206)	(97,206)

Balance, July 31, 2010	14,494,999	14,495	618,765	-	-	(758,575)	(125,315)

Contributed executive services	-	-	15,000	-	-	-	15,000
Net Loss	-	-	-	-	-	(36,076)	(36,076)

Balance, October 31, 2010	14,494,999	$14,495	$633,765	$-	$-	$(794,651)	$(146,391)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception	Three	Three
	(October 24, 2000)	months ended	months ended
	to October 31, 2010	October 31, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(794,651)	$(36,076)	$(28,733)
Items not affecting cash:
Contributed executive services	435,000	15,000	15,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (Decrease) in accounts payable and accrued liabilities	52,602	20,108	9,633
Increase in accounts payable and accrued liabilities - related party	17,400	600	600

Net cash used in operating activities	(272,149)	(368)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	205,760	-	-
Increase (decrease) in due to related parties	76,946	-	800
Net cash provided by financing activities	282,706	-	800

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	557	(368)	(2,700)

Cash, beginning of period	-	925	3,185

Cash, end of period	$557	$557	$485

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2010

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
October 31, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2010 and July 31, 2010, cash and cash equivalents consisted of cash held at banks.

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

For each of the three month periods ended October 31, 2010, and 2009 the Company recorded contributed executive services in the amount of $15,000.

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
October 31, 2010

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2010

6.	RELATED PARTY TRANSACTIONS

At October 31, 2010, there is $76,946 (July 31, 2010 - $76,946) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through October 31, 2010.

For each of the three month periods ended October 31, 2010 and 2009 the Company paid rent of $600 to a director of the Company. Rent is paid on a month to month basis.

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

During the three month period ended October 31, 2010, the Company’s sole director contributed $15,000 (October 31, 2009 - $15,000) as executive services which was recorded as additional paid in capital.

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

As of November 15, 2010, the Company approved an offering of up to 1,000,000 shares of the Corporation’s common stock at a price of $0.15 per share.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2010, and changes in our financial condition from July 31, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 filed with the SEC on October 29, 2010.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2010, we had cash on hand of $557. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2010	2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(36,076)	(28,733)	25.6%
Net Loss	$(36,076)	$(28,733)	25.6%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2010 and 2009 consisted of the following:

	Three Months Ended October 31,		Percentage
	2010	2009	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%
Office	3,059	1,333	129.5%
Professional Fees	17,417	11,800	47.6%
Rent	600	600	0.0%
Web-Site Development	-	-	n/a
Foreign Exchange Loss (Gain)	-	-	n/a
Total Operating Expenses	$36,076	$28,733	25.6%

During the three months ended October 31, 2010, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three months ended October 31, 2010 increased as a result of increased professional fees and office expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2010	At July 31, 2010	Increase / (Decrease)
Current Assets	$557	$925	(39.8)%
Current Liabilities	(146,948)	(126,240)	16.4%
Working Capital Deficit	$(146,391)	$(125,315)	16.8%

Cash Flows

	Three Months Ended October 31,
	2010	2009
Cash Flows (Used In) Operating Activities	$(368)	$(3,500)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	-	800
Net Increase (Decrease) In Cash During Period	$(368)	$(2,700)

We had no source of financing for the three month period ended October 31, 2010.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2010, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2010 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $750,000 in order to fund our plan of operation over the next twelve months. We presently do not have any sufficient financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited. If we are not able to meet our financial obligations as they come due, our business could fail and investors could lose a substantial portion or all of their investment.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800.00 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800.00 issued by the Company to Paul G. Daly.(8)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	December 15, 2010	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)