Form 10-K
period 2011-07-31
INFITECH VENTURES INC
filed 2011-10-31
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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
$393,699.96 as of January, 31, 2011, based on a price of $0.06, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of October 25, 2011, the Registrant had 14,594,999 shares of common stock outstanding.

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2011

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2011, we had cash of $9,122. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

As of the date of this annual report, we are still hoping to test various formulations of our Wax Technology. Depending upon the different formulations of paraffin wax and synthetic resins, the effectiveness of the wax compound on cleaning different types of spilled oil/fuels will vary. However, our ability to develop various formulations of our Wax Technology is dependent on our ability to obtain additional financing, of which there is no assurance. If we are able to obtain sufficient financing for the testing of different wax formulations, of which there is no assurance, we believe that we would be able to finalize the composition of those different formulations within 6 months. We have not yet been able to raise sufficient financing to complete the development of different wax formulations (see “Management’s Discussion of Financial Condition and Results of Operation” below).

In addition to finalizing the different formulations of the Wax Technology that we intend to market, we will also seek to address the following engineering/safety related issues:

(a)

Liquefying the Wax Compound: We are working to solve logistical issues related to heating the wax compound from a solid to liquid state and for maintaining the wax in a liquid state. Different logistical problems present themselves when attempting to use the wax compound in a large scale environment (e.g. shoreline clean ups) or small scale environment (e.g. industrial or individual consumer use). In order to use the wax compound in a large scale environment, large but mobile heating units must be used to keep the wax in a liquid state. For consumer use, a method must be devised for consumers to safely and effectively heat the wax compound.

We plan to work with our wax supplier, The International Group, Inc. (“IGI”), to utilize tanker trucks to ship the liquefied wax to potential oil spill sites. The tankers would be insulated units capable of maintaining the wax in a heated liquid state for extended periods of time. We are also in the preliminary stages of developing a mobile application unit for large scale spills, complete with propane heaters, air compressors, tanks, hoses, temperature controls and applicator nozzles. The unit is being designed to be either self propelled or towed by an All Terrain Vehicle or tractor.

In addition, for smaller industrial site spills and consumer spills, we are working on design prototypes of insulated wax canisters, complete with heat controls and dispensing equipment. As designed, the canisters could be replenished with refill wax cartridges.

(b)

Applying the Wax Compound: We are seeking to design new equipment or reconfigure existing technologies to be used to apply the wax in a timely manner. Effective remediation of oil spills requires the timely application of remediation technologies. To use the technology on large oil spills, we must ensure that the applicator equipment is mobile to ensure a speedy response. We are seeking to develop different types of applicators for use on different types of oil spills (see above).

(c)

Recovery of Wax Compound: We are working on methods to improve the efficiency of collecting the spent wax compound. One of the methods that we have developed is the use of a synthetic mesh netting which can be laid down on both land and water prior to application of the wax. Once the applied wax solidifies, the oil, wax and netting can be removed in one clean sweep.

Previous formulations for our Wax Technology utilized a high grade petroleum based wax blended with polyethylene. Due to sharp increases in petroleum prices, our management believes that using high grade petroleum based waxes is no longer cost effective. As a result, we are focusing on the use and development of lower melt point waxes, which at present are more cost effective.

We have not yet been able to raise sufficient financing to address these development issues, and there is no assurance that we will be able to raise sufficient financing to address these issues.

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

Mr. William Nelson has been retained by us to assist us in the commercialization and development of products based on our Wax Technology. Mr. Nelson has verbally agreed to provide us with technical advice free of charge to assist in our development of our Wax Technology. If we determine that we require extensive technical studies or engineering work to be performed, we will enter into a formal consultancy agreement with Mr. Nelson.

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

Effective December 23, 2010 (the “Effective Date”), we registered the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”) on Form S-1/A. We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at the date of filing of this Annual Report, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

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

Our corporate headquarters are located at 20 Lyall Avenue, Toronto, Ontario, Canada M4E 1V9. As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Camlex Management (Nevada) Inc. of 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

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

MARKET INFORMATION

The principal market for our common stock is the OTC Bulletin Board. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2011		Fiscal Year Ended July 31, 2010
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. Our shares are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 25, 2011, there were 105 registered holders of our common stock. Some of our stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Pursuant to a Registration Statement on Form S-1/A under the Securities Act (the “Offering”), we registered the sale of up to 1,000,000 shares of our common stock at a price of $0.15 per share in a direct offering and the resale of 8,494,999 shares of our common stock offered by our selling security holders. The prices at which the selling security holders may sell their shares will be determined by prevailing market prices, prices related to prevailing market prices or at privately negotiated prices. We will not receive any proceeds from the sale of shares being sold by selling security holders. The SEC declared our Registration Statement on Form S-1/A (File No. 333-170648), effective at 12:00 p.m. (EST) on December 23, 2010 (the “Effective Date”). We commenced the offering immediately following the Effective Date. From the Effective Date to July 31, 2011 we did not sell any shares, receive any proceeds nor incur any expenses in connection with the Offering.

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

Effective December 23, 2010 (the “Effective Date”), we registered the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”) on Form S-1/A. We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at July 31, 2011, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2011	2010	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(105,039)	(97,206)	8.1%
Write off of Patent	-	-	N/A
Net Loss	$(105,039)	$(97,206)	8.1%

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

Expenses

The major components of our expenses for the year ended July 31, 2011 and 2010 are outlined in the table below:

	Year Ended July 31		Percentage
	2011	2010	Increase /
			(Decrease)
Contributed Executive Services	$60,000	$60,000	N/A
Office	7,793	3,405	128.9%
Professional Fees	34,835	31,374	11.0%
Rent	2,400	2,400	N/A
Foreign Exchange Gain/Loss	11	27	(59.3)%
Total Expenses	$105,039	$97,206	8.1%

During the year ended July 31, 2011, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Our expenses for the year ended July 31, 2011 did not change significantly from our previous fiscal year.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2011 and 2010, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended July 31
	2011	2010
Net Cash used in Operating Activities	$(23,803)	$(33,860)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	32,000	31,600
Net Increase (Decrease) in Cash During Period	$8,197	$(2,260)

Working Capital
			Percentage
	At July 31, 2011	At July 31, 2010	Increase / (Decrease)
Current Assets	$9,122	$925	886.2%
Current Liabilities	(169,476)	(126,240)	34.3%
Working Capital Surplus (Deficit)	$(160,354)	$(125,315)	28.0%

Our only sources of financing for the fiscal year ended July 31, 2011 was an increase in amounts due to related parties.

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

Effective December 23, 2010 (the “Effective Date”), we registered the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”) on Form S-1/A. We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at of the date of filing of this Annual Report, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

On July 7, 2011, we completed a private placement to one investor of 100,000 shares of our common stock at a price of $0.10 per share for proceeds of $10,000. This private placement was completed pursuant to the provisions of Regulation S of the Securities Act of 1933. We did not engage in a distribution of this offering in the United States and the investor represented that it was not a US person as defined in Regulation S, and that it was not acquiring the shares for the account or benefit of a US person.

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

For each of the years ended July 31, 2011, and 2010 we recorded contributed executive services in the amount of $60,000.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2011, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of July 31, 2011 and 2010;

3.	Statements of Operations for the years ended July 31, 2011 and 2010 and cumulative from inception on October 24, 2000 to July 31, 2011;

4.	Statement of Stockholders’ Equity (Deficiency) from inception on October 24, 2000 to July 31, 2011;

5.	Statements of Cash Flows for the years ended July 31, 2011 and 2010 and cumulative from inception on October 24, 2000 to July 31, 2011; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JULY 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Infitech Ventures Inc.

We have audited the accompanying balance sheets of Infitech Ventures Inc. as of July 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended July 31, 2011 and 2010 and for the period from inception on October 24, 2000 to July 31, 2011. Infitech Ventures Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended July 31, 2011 and 2010 and for the period from inception on October 24, 2000 to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $105,039 for the year ended July 31, 2011, and has an accumulated deficit of $863,614, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 27, 2011

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
As at July 31

	2011	2010
ASSETS

Current
Cash	$9,122	$925
Deferred tax asset less valuation allowance of $293,629 (Note 6)	-	-

Total assets	$9,122	$925

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$51,330	$32,494
Accounts payable and accrued liabilities - related party (Note 7)	19,200	16,800
Due to related parties (Note 7)	98,946	76,946
Total current liabilities	169,476	126,240

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 14,594,999 shares (2010 - 14,494,999)	14,595	14,495
Additional paid-in capital	688,665	618,765
Deficit accumulated during the development stage	(863,614)	(758,575)
Total stockholders' deficiency	(160,354)	(125,315)

Total liabilities and stockholders' deficiency	$9,122	$925

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	October 24, 2000	Year ended	Year ended
	to July 31, 2011	July 31, 2011	July 31, 2010

Expenses
Contributed executive services	$480,000	$60,000	$60,000
Office	35,147	7,793	3,405
Professional fees	305,670	34,835	31,374
Rent	24,000	2,400	2,400
Foreign exchange (gain) loss	(395)	11	27
Web-site development	1,692	-	-

Loss before other items	(846,114)	(105,039)	(97,206)

Write off of patent (Note 4)	(17,500)		-

Loss before income taxes	(863,614)	(105,039)	(97,206)

Provision for income taxes (Note 6)	-	-	-

Net loss	$(863,614)	$(105,039)	$(97,206)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average number of shares outstanding		14,501,574	14,147,739

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01 per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05 per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05 per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06 per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July, 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July, 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06 per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06 per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06 per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Common stock issued at $0.06 per share January 21, 2010	250,000	250	14,750	-	-	-	15,000
Common stock issued at $0.06 per share June 15, 2010	250,000	250	14,750	-	-	-	15,000
Contributed compensation services			60,000	-	-	-	60,000
Net Loss						(97,206)	(97,206)

Balance, July 31, 2010	14,494,999	14,495	618,765	-	-	(758,575)	(125,315)

Common stock issued at $0.10 per share July 7, 2011	100,000	100	9,900	-	-	-	10,000
Contributed compensation services	-	-	60,000	-	-		60,000
Net Loss						(105,039)	(105,039)

Balance, July 31, 2011	14,594,999	$14,595	$688,665	$-	$-	$(863,614)	$(160,354)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	October 24, 2000	Year ended	Year ended
	to July 31, 2011	July 31, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(863,614)	$(105,039)	$(97,206)
Items not affecting cash:
Contributed executive services	480,000	60,000	60,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	51,330	18,836	946
Increase in accounts payable and accrued liabilities - related party	19,200	2,400	2,400

Net cash used in operating activities	(295,584)	(23,803)	(33,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	215,760	10,000	30,000
Increase in due to related parties	98,946	22,000	1,600
Net cash provided by financing activities	314,706	32,000	31,600

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	9,122	8,197	(2,260)

Cash, beginning of period	-	925	3,185

Cash, end of period	$9,122	$9,122	$925

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2011

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

There can be no assurance the Company will be able to continue to raise funds in which case the Company may be unable to meet its obligations. Should the Company be unable to realize economic benefit from its assets and discharge its liabilities in the normal course of business, the net realizable value of assets may be materially less than the amounts recorded on the balance sheets. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company incurred a loss of $105,039 for the year ended July 31, 2011, and has incurred losses since inception with an accumulated deficit of $863,614, which raises substantial doubt about its ability to continue as a going concern. The current market conditions and volatility increase the uncertainty of the Company’s ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is experiencing, and has experienced, negative operating cash flows. The Company will continue to search for new or alternate sources of financing but anticipates that the current market conditions may impact the ability to source such funds.

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
July 31, 2011

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2011 and 2010, cash and cash equivalents consisted of cash held at banks.

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

For each of the years ended July 31, 2011, and 2010 the Company recorded contributed executive services in the amount of $60,000.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-28-Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2011

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

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2011	2010
Net loss	$ (105,039)	$ (97,206)

Expected income tax recovery	(35,713)	(33,050)
Non-deductible expenses	20,400	20,400
Unrecognized current benefit of operating losses	15,313	12,650

Total income taxes	$ -	$ -

The Company’s total income tax asset is as follows:
	2011	2010
Tax benefit of net operating loss carry forward	$293,629	$ 257,916
Valuation allowance	(293,629)	(257,916)
	$ -	$ -

The Company has net operating loss carry forwards of approximately $864,000 available for deduction against future years taxable income. The valuation allowance increased to $293,629 during the year ended July 31, 2011, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2031.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2011

7.	RELATED PARTY TRANSACTIONS

At July 31, 2011, there is $98,946 (2010 - $76,946) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through July 31, 2011.

For each of the years ended July 31, 2011 and 2010 the Company paid rent of $2,400 to a director of the Company. Rent is paid on a month to month basis. At July 31, 2011 there is $19,200 (2010 - $16,800) payable to a related party with respect to rent payable.

For the year ended July 31, 2011 there were $60,000 (2010 - $60,000) in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

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

During the years ended July 31, 2006, 2007, 2008, 2009, 2010, and 2011 the Company’s sole director contributed $60,000 per year as executive services which was recorded as additional paid in capital.

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

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2011 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	61	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2011, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.               EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2011. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards At Fiscal Year End

As at July 31, 2011, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 25, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer	6,000,000 Direct	41.4%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	41.1%
Common Stock	SANIBEL INTERTRADE CO. Trident Chambers, Wickhams Cay Road Town Tortola, BVI	2,033,333(2)	13.9%
Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 25, 2011. As of October 25, 2011 there were 14,594,999 shares of our common stock issued and outstanding.

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $13,600 in short term loans. As at July 31, 2011, we owed Mr. Daly a total of $98,946. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2011 and 2010, we retained our independent auditor, Davidson & Company LLP, Chartered Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2011		Year Ended July 31, 2010

Audit Fees		$21,000		$21,125
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$21,000		$21,125

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our sole executive officer and sole director, Paul G. Daly, pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)

Exhibit
Number	Description of Exhibit
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800.00 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800.00 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2000.00 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000.00 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000.00 issued by the Company to Paul G. Daly.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	October 28, 2011	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 28, 2011	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)