Form 10-Q
period 2011-10-31
INFITECH VENTURES INC
filed 2011-12-15
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
As of December 13, 2011, the Registrant had 14,594,999 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

October 31, 2011

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
As at

	October 31, 2011	July 31, 2011

ASSETS

Current
Cash	$3,000	$9,122
Deferred tax asset less valuation allowance of $293,629	-	-

Total assets	$3,000	$9,122

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$38,550	$51,330
Accounts payable and accrued liabilities - related party	19,800	19,200
Due to related parties (Note 6)	116,446	98,946
Total current liabilities	174,796	169,476

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 14,594,999 shares (July 31, 2011 - 14,494,999)	14,595	14,595
Additional paid-in capital	703,665	688,665
Deficit accumulated during the development stage	(890,056)	(863,614)
Total stockholders' deficiency	(171,796)	(160,354)

Total liabilities and stockholders' deficiency	$3,000	$9,122

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	October 24, 2000	Three months ended	Three months ended
	to October 31, 2011	October 31, 2011	October 31, 2010

Expenses
Contributed executive services	$495,000	$15,000	$15,000
Office	40,235	5,088	3,059
Professional fees	311,420	5,750	17,417
Rent	24,600	600	600
Foreign exchange (gain) loss	(391)	4	-
Web-site development	1,692	-	-

Loss before other items	(872,556)	(26,442)	(36,076)

Write off of patent (Note 4)	(17,500)	-	-

Loss before income taxes	(890,056)	(26,442)	(36,076)

Net loss	$(890,056)	$(26,442)	$(36,076)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average number of common shares outstanding		14,594,999	14,494,999

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, July 31, 2011	14,594,999	14,595	688,665	-	-	(863,614)	(160,354)

Contributed compensation services			$15,000				15,000
Net Loss	-	-	-	-	-	(26,442)	(26,442)

Balance, October 31, 2011	14,594,999	$14,595	$703,665	$-	$-	$(890,056)	$(171,796)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception	Three	Three
	October 24, 2000	months ended	months ended
	to October 31, 2011	October 31, 2011	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(890,056)	$(26,442)	$(36,076)
Items not affecting cash:
Contributed executive services	495,000	15,000	15,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	38,550	(12,780)	20,108
Increase in accounts payable and accrued liabilities - related party	19,800	600	600

Net cash used in operating activities	(319,206)	(23,622)	(368)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	215,760	-	-
Increase in due to related parties	116,446	17,500	-
Net cash provided by financing activities	332,206	17,500	-

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	3,000	(6,122)	(368)

Cash, beginning of period	-	9,122	925

Cash, end of period	$3,000	$3,000	$557

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2011

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

The significant accounting policies adopted by the Company are as follows:

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended July 31, 2011, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2011 and 2010, cash and cash equivalents consisted of cash held at banks.

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

Contributed executive services

The Company is required to report all costs of conducting its business. Accordingly, the Company records the fair value of contributed executive services provided to the Company at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year in which the services are provided. For each of the three month periods ended October 31, 2011, and 2010 the Company recorded contributed executive services in the amount of $15,000.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2011

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
October 31, 2011

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

At October 31, 2011, there is $116,446 (July 31, 2011 - $98,946) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date imputed interest is an immaterial amount and has not been recorded through October 31, 2011.

For each of the three month periods ended October 31, 2011 and 2010 the Company accrued rent of $600 to a director of the Company. Rent is accrued on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three month period ended October 31, 2011, the Company’s sole director contributed $15,000 (October 31, 2010 - $15,000) as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2011

8.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. Cash is based on level 1 inputs.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2011, and changes in our financial condition from July 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 filed with the SEC on October 31, 2011.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2011, we had cash on hand of $3,000. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

To date, we have relied on short term loans from our sole executive officer and director and private placement sales of our equity securities in order to finance our ongoing activities and to meet our outstanding financial obligations. There is no assurance that we will be able to continue to obtain financing from these sources in the future. Our sole executive officer and director could refuse to provide us with any additional financing and we may not be able to find suitable investors willing to purchase our equity securities. If we are unable to obtain financing, our business could fail and shareholders could lose some or all of their investment. During the three months ended October 31, 2011, we received loans of $17,500 from Paul G. Daly, our sole director and executive officer. The loans are unsecured, non-interest bearing and due on demand.

Effective December 23, 2010 (the “Effective Date”), we registered the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”) on Form S-1/A. We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at October 31, 2011, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2011	2010	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(26,442)	(36,076)	(26.7)%
Net Loss	$(26,442)	$(36,076)	(26.7)%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2011 and 2010 consisted of the following:

	Three Months Ended October 31,		Percentage
	2011	2010	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	n/a
Office	5,088	3,059	66.3%
Professional Fees	5,750	17,417	(67.0)%
Rent	600	600	n/a
Foreign Exchange Loss	4	-	100%
Total Operating Expenses	$26,442	$36,076	(26.7)%

During the three months ended October 31, 2011, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three months ended October 31, 2011 decreased as a result of decreased professional fees. The decrease was partially offset by increases in office adminsitration expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2011	At July 31, 2011	Increase / (Decrease)
Current Assets	$3,000	$9,122	(67.1)%
Current Liabilities	(174,796)	(169,476)	3.1%
Working Capital Deficit	$(171,796)	$(160,354)	7.1%

Cash Flows
	Three Months Ended October 31,
	2011	2010
Cash Flows (Used In) Operating Activities	$(23,622)	$(368)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	17,500	-
Net Increase (Decrease) In Cash During Period	$(6,122)	$(368)

Our only sources of financing for the fiscal quarter ended October 31, 2011 was an increase in amounts due to related parties.

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

During the three months ended October 31, 2011, we received loans of $17,500 from Paul G. Daly, our sole director and executive officer. The loans are unsecured, non-interest bearing and due on demand.

Effective December 23, 2010 (the “Effective Date”), we registered the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”) on Form S-1/A. We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at of the date of filing of this Quarterly Report, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2011, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

For each of the three months ended October 31, 2011 and 2010 we recorded contributed executive services in the amount of $15,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2011 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective December 23, 2010 (the “Effective Date”), we registered the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”) on Form S-1/A. We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at the date of filing of this Quarterly Report, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800.00 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800.00 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2000.00 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000.00 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000.00 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500.00 issued by the Company to Paul G. Daly
10.20	Promissory Note dated October 27, 2011 for $10,000.00 issued by the Company to Paul G. Daly

Exhibit
Number	Description of Exhibit
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	December 15, 2011	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)