Form 10-Q
period 2012-04-30
INFITECH VENTURES INC
filed 2012-06-14
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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
As of June 8, 2012, the Registrant had 14,694,999 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2012

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
As at

	April 30, 2012	July 31, 2011

ASSETS

Current
Cash	$862	$9,122
Deferred tax asset less valuation allowance of $322,729	-	-

Total assets	$862	$9,122

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$42,332	$51,330
Accounts payable and accrued liabilities - related party	21,000	19,200
Due to related parties (Note 6)	128,471	98,946
Total current liabilities	191,803	169,476

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 14,694,999 shares (July 31, 2011 - 14,594,999)	14,695	14,595
Additional paid-in capital	743,565	688,665
Deficit accumulated during the development stage	(949,201)	(863,614)
Total stockholders' deficiency	(190,941)	(160,354)

Total liabilities and stockholders' deficiency	$862	$9,122

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception	Three Months	Three Months	Nine Months	Nine Months
	October 24, 2000	Ended	Ended	Ended	Ended
	to April 30, 2012	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011

Expenses
Contributed executive services	$525,000	$15,000	$15,000	$45,000	45,000
Office	41,727	845	414	6,580	5,603
Professional fees	337,239	11,571	6,039	31,569	33,326
Rent	25,800	600	600	1,800	1,800
Foreign exchange (gain) loss	(25)	95	26	370	37
Web-site development	1,960	268	267	268	267

Loss before other items	(931,701)	(28,379)	(22,346)	(85,587)	(86,033)

Write off of patent (Note 4)	(17,500)	-	-	-	-

Net loss	$(949,201)	$(28,379)	$(22,346)	$(85,587)	$(86,033)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding		14,569,443	14,494,999	14,519,452	14,494,999

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

				Deficit
				Accumulated
	Common Shares		Additional	During the
			Paid in	Development
	Number	Amount	Capital	Stage	Total

Balance, July 31, 2011	14,594,999	$14,595	$688,665	$(863,614)	$(160,354)

Common stock issued at $0.10 per share February 23, 2012	100,000	100	9,900		10,000

Contributed compensation services			45,000		45,000

Net Loss	-	-	-	(85,587)	(85,587)

Balance, April 30, 2012	14,694,999	$14,695	$743,565	$(949,201)	$(190,941)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception	Nine Months	Nine Months
	October 24, 2000	Ended	Ended
	to April 30, 2012	April 30, 2012	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(949,201)	$(85,587)	$(86,033)
Items not affecting cash:
Contributed executive services	525,000	45,000	45,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	42,332	(8,998)	29,484
Increase in accounts payable and accrued liabilities - related party	21,000	1,800	1,800
Net cash used in operating activities	(343,369)	(47,785)	(9,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	225,760	10,000	-
Increase in due to related parties	128,471	29,525	12,000
Net cash provided by financing activities	354,231	39,525	12,000

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	862	(8,260)	2,251

Cash, beginning of period	-	9,122	925

Cash, end of period	$862	$862	$3,176

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2012

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
April 30, 2012

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2012 and July 31, 2011, cash and cash equivalents consisted of cash held at banks.

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

Contributed executive services

The Company is required to report all costs of conducting its business. Accordingly, the Company records the fair value of contributed executive services provided to the Company at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year in which the services are provided. For each of the nine month periods ended April 30, 2012, and 2011 the Company recorded contributed executive services in the amount of $45,000 and $45,000.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2012

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

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s financial statements.

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
April 30, 2012

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

6.	RELATED PARTY TRANSACTIONS

At April 30, 2012, there is $128,471 (July 31, 2011 - $98,946) due to a director and shareholders of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date, imputed interest is an immaterial amount and has not been recorded through April 30, 2012.

For each of the three month periods ended April 30, 2012 and 2011 the Company accrued rent of $600 to a director of the Company. Rent is accrued on a month to month basis.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During nine month period ended April 30, 2012, the Company’s sole director contributed $45,000 (April 30, 2011 - $45,000) as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2012

8.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related party and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. Cash is based on level 1 inputs.

9.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine months ended April 30, 2012, and changes in our financial condition from July 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 filed with the SEC on October 31, 2011.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2012, we had cash on hand of $862. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

On May 30, 2012, we received notice of effectiveness of our Post-Effective Amendment No.1 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at April 30, 2012, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-		$-	$-
Expenses	(28,379)	(22,346)	27.0%	(85,587)	(86,033)	(0.05)%
Net Loss	$(28,379)	$(22,346)	27.0%	$(85,587)	$(86,033)	(0.05)%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%	$45,000	$45,000	0.0%
Office	845	414	104.1%	6,580	5,603	17.4%
Professional Fees	11,571	6,039	91.6%	31,569	33,326	(5.3)%
Rent	600	600	0.0%	1,800	1,800	0.0%
Web-Site Development	268	267	0.4%	268	267	0.4%
Foreign Exchange Loss	95	26	265.4%	370	37	900.0%
Total	$28,379	$22,346	27.0%	$85,587	$86,033	(0.5)%

Our operating expenses increased during the three months ended April 30, 2012 primarily as a result of increases in office expenses, professional fees and foreign exchange loss.

Our operating expenses decreased slightly during the nine months ended April 30, 2012 primarily as a result of a decrease in professional fees. The decrease was partially offset by increases in office expenses, web-site development and foreign exchange loss.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2012	At July 31, 2011	Increase / (Decrease)
Current Assets	$862	$9,122	(90.6)%
Current Liabilities	(191,803)	(169,476)	13.2%
Working Capital Deficit	$(190,941)	$(160,354)	19.1%

Cash Flows
	Nine Months Ended April 30,
	2012	2011
Cash Flows (Used In) Operating Activities	$(47,785)	$(9,749)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	39,525	12,000
Net Increase (Decrease) In Cash During Period	$(8,260)	$2,251

Our only sources of financing for the nine month period ended April 30, 2012 was an increase in due to related parties of $29,525 and private placement proceeds of $10,000.

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

On May 30, 2012, we received notice of effectiveness of our Post-Effective Amendment No.1 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at April 30, 2012, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2012, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

For each of the nine months ended April 31, 2012 and 2011 we recorded contributed executive services in the amount of $45,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of April 30, 2012 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2012, we received notice of effectiveness of our Post-Effective Amendment No.1 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. As at April 30, 2012, we have not sold any shares, received any proceeds nor incurred any expenses in connection with the Direct Offering. There is no assurance that we will sell any securities under the Direct Offering.

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

On February 23, 2012, we sold 100,000 shares of our common stock at a price of $0.10 per share for proceeds of $10,000. This private placement was completed pursuant to the provisions of Regulation S promulgated under the United States Securities Act, as amended. The purchaser represented that he was not a “US person” as that term is defined in Rule 902(k) of Regulation S, and that he was not acquiring our securities for the account or benefit of a US person.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)

Exhibit
Number	Description of Exhibit
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800.00 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800.00 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2000.00 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000.00 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000.00 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500.00 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000.00 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000.00 issued by the Company to Paul G. Daly(12)
10.22	Promissory Note dated February 27, 2012 for $2,000.00 issued by the Company to Paul G. Daly
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	June 14, 2012	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)