Form 10-Q
period 2012-10-31
INFITECH VENTURES INC
filed 2012-12-14
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

[X] Yes     [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 13, 2012, the Registrant had 15,128,332 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

October 31, 2012

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)
As at

	October 31, 2012	July 31, 2012

ASSETS

Current
Cash	$15,149	$1,400
Deferred tax asset less valuation allowance of $346,150	-	-

Total assets	$15,149	$1,400

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$23,543	$64,023
Accounts payable and accrued liabilities - related party	22,200	21,600
Due to related parties (Note 6)	134,236	133,488
Total current liabilities	179,979	219,111

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001
Issued and outstanding 14,961,666 shares (July 31, 2012 - 14,694,999)	14,962	14,695
Additional paid-in capital	813,298	758,565
Subscriptions received	25,000	-
Deficit accumulated during the development stage	(1,018,090)	(990,971)
Total stockholders' deficiency	(164,830)	(217,711)

Total liabilities and stockholders' deficiency	$15,149	$1,400

Subsequent Event (Note 10)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception	Three Months	Three Months
	October 24, 2000	Ended	Ended
	to October 31, 2012	October 31, 2012	October 31, 2011

Expenses
Contributed executive services	$555,000	$15,000 $	15,000
Office	47,605	3,136	5,088
Professional fees	369,131	8,310	5,750
Rent	27,000	600	600
Foreign exchange loss	162	73	4
Web-site development	1,692	-	-

Loss before other items	(1,000,590)	(27,119)	(26,442)

Write off of patent (Note 4)	(17,500)	-	-

Net loss	$(1,018,090)	$(27,119)	$(26,442)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average number of common shares outstanding		14,718,187	14,594,999

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01 per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05 per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05 per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06 per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July, 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July, 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06 per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06 per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06 per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Common stock issued at $0.06 per share January 21, 2010	250,000	250	14,750	-	-	-	15,000
Common stock issued at $0.06 per share June 15, 2010	250,000	250	14,750	-	-	-	15,000
Contributed executive services			60,000	-	-	-	60,000
Net Loss						(97,206)	(97,206)

Balance, July 31, 2010	14,494,999	14,495	618,765	-	-	(758,575)	(125,315)

Common stock issued at $0.10 per share July 7, 2011	100,000	100	9,900	-	-	-	10,000
Contributed executive services	-	-	60,000	-	-		60,000
Net Loss						(105,039)	(105,039)

Balance, July 31, 2011	14,594,999	14,595	688,665	-	-	(863,614)	(160,354)

Common stock issued at $0.10 per share February 23, 2012	100,000	100	9,900				10,000
Contributed executive services			60,000				60,000
Net Loss	-	-	-	-	-	(127,357)	(127,357)

Balance, July 31, 2012	14,694,999	14,695	758,565	-	-	(990,971)	(217,711)

Common stock issued at $0.15 per share October 23, 2012	266,667	267	39,733				40,000
Share subscriptins					25,000		25,000
Contributed executive services			15,000				15,000
Net Loss						(27,119)	(27,119)

Balance, October 31, 2012	14,961,666	$14,962	$813,298	$-	$25,000	$(1,018,090)	$(164,830)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception	Three Months	Three Months
	October 24, 2000	Ended	Ended
	to October 31, 2012	October 31, 2012	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,018,090)	$(27,119)	$(26,442)
Items not affecting cash:
Contributed executive services	555,000	15,000	15,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (decrease) in accounts payable and
accrued liabilities	23,543	(40,480)	(12,780)
Increase in accounts payable and accrued
liabilities - related party	22,200	600	600
Net cash used in operating activities	(399,847)	(51,999)	(23,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	265,760	40,000	-
Subscriptions received	25,000	25,000
Increase in due to related parties	134,236	748	17,500
Net cash provided by financing activities	424,996	65,748	17,500

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	15,149	13,749	(6,122)

Cash, beginning of period	-	1,400	9,122

Cash, end of period	$15,149	$15,149	$3,000

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2012
(Unaudited)

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

The significant accounting policies adopted by the Company are as follows:

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended July 31, 2012, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2012
(Unaudited)

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31 and July 31, 2012, cash and cash equivalents consisted of cash held at banks.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2012
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Contributed executive services

The Company is required to report all costs of conducting its business. Accordingly, the Company records the fair value of contributed executive services provided to the Company at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year in which the services are provided.

For each of the three month periods ended October 31, 2012 and 2011 the Company recorded contributed executive services in the amount of $15,000.

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
October 31, 2012
(Unaudited)

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

6.	RELATED PARTY TRANSACTIONS

At October 31, 2012, there is $134,236 (July 31, 2012 - $133,488) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date, imputed interest is an immaterial amount and has not been recorded through October 31, 2012.

For each of the three month periods ended October 31, 2012 and 2011 the Company accrued rent of $600 to a director of the Company. Rent is accrued on a month to month basis. At October 31, 2012 there is $22,200 (July 31, 2012 - $21,600) payable to a related party with respect to rent payable.

For each of the three month periods ended October 31, 2012 and 2011 there was $15,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three month period ended October 31, 2012, the Company’s sole director contributed $15,000 (October 31, 2011 -$15,000) as executive services which was recorded as additional paid in capital.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2012
(Unaudited)

10.	SUBSEQUENT EVENT

On November 14, 2012, the Company issued 166,666 shares of its common stock at $0.15 per share for proceeds totaling $25,000 pursuant to a registered offering of 1,000,000 shares.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2012, and changes in our financial condition from July 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 filed with the SEC on October 29, 2012.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2012, we had cash on hand of $15,149. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

On May 30, 2012, we received notice of effectiveness of our Post-Effective Amendment No.1 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. On October 23, 2012, we sold 266,667 shares and on November 14, 2012, we sold 166,666 shares under the Direct Offering at a price of $0.15 per share. The proceeds from these sales will be used for working capital purposes. There is no assurance that we will sell any additional shares under the Direct Offering.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2012	2011	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(27,119)	(26,442)	2.6%
Net Loss	$(27,119)	$(26,442)	2.6%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2012 and 2011 consisted of the following:

	Three Months Ended October 31,		Percentage
	2012	2011	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	n/a
Office	3,136	5,088	(38.4)%
Professional Fees	8,310	5,750	44.5%
Rent	600	600	n/a
Foreign Exchange Loss	73	4	1725.0%
Total Operating Expenses	$27,119	$26,442	2.6%

During the three months ended October 31, 2012, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three months ended October 31, 2012 increased slightly as a result of increased professional fees and foreign exchange loss. The increase was partially offset by a decrease in office administration expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2012	At July 31, 2012	Increase / (Decrease)
Current Assets	$15,149	$1,400	982.1%
Current Liabilities	(179,979)	(219,111)	(17.9)%
Working Capital Deficit	$(164,830)	$(217,711)	(24.3)%

Cash Flows
	Three Months Ended October 31,
	2012	2011
Cash Flows (Used In) Operating Activities	$(51,999)	$(23,622)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	65,748	17,500
Net Increase (Decrease) In Cash During Period	$13,749	$(6,122)

Our only sources of financing for the fiscal quarter ended October 31, 2012 was proceeds from the issuance of our common stock, advance subscriptions for shares of our common stock and an increase in amounts due to related parties. Subsequent to our fiscal quarter ended October 31, 2012 we issued shares of our common stock to the advance subscribers.

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

On May 30, 2012, we received notice of effectiveness of our Post-Effective Amendment No.1 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. On October 23, 2012, we sold 266,667 shares and on November 14, 2012, we sold 166,666 shares under the Direct Offering at a price of $0.15 per share. The proceeds from these sales will be used for working capital purposes. There is no assurance that we will sell any additional shares under the Direct Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2012, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2012 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2012, we received notice of effectiveness of our Post-Effective Amendment No.1 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. On October 23, 2012, we sold 266,667 shares and on November 14, 2012, we sold 166,666 shares under the Direct Offering at a price of $0.15 per share. The proceeds from these sales will be used for working capital purposes. There is no assurance that we will sell any additional shares under the Direct Offering.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                MINE SAFETY DISCLOSURES.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400.00 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)

Exhibit
Number	Description of Exhibit
10.14	Promissory Note dated September 30, 2009 for $800.00 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800.00 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2000.00 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000.00 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000.00 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500.00 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000.00 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000.00 issued by the Company to Paul G. Daly(12)
10.22	Promissory Note dated February 27, 2012 for CDN $2,000.00 issued by the Company to Paul G. Daly(13)
10.23	Promissory Note dated May 11, 2012 for CDN $1,000.00 issued by the Company to Paul G. Daly(14)
10.24	Promissory Note dated May 11, 2012 for $1,000.00 issued by the Company to Paul G. Daly(14)
10.25	Promissory Note dated June 29, 2012 for CDN $2,500.00 issued by the Company to Paul G. Daly(14)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	December 14, 2012	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)