Form 10-Q
period 2013-01-31
INFITECH VENTURES INC
filed 2013-03-21
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
As of March 13, 2013, the Registrant had 15,128,332 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ending July 31, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

January 31, 2013

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)
As at

	January 31, 2013	July 31, 2012

ASSETS

Current
Cash	$11,170	$1,400
Deferred tax asset less valuation allowance of $357,135	-	-

Total assets	$11,170	$1,400

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$36,251	$64,023
Accounts payable and accrued liabilities - related party	22,800	21,600
Due to related parties (Note 6)	134,256	133,488
Total current liabilities	193,307	219,111

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2012 - 14,694,999)	15,128	14,695
Additional paid-in capital	853,132	758,565
Deficit accumulated during the development stage	(1,050,397)	(990,971)
Total stockholders' deficiency	(182,137)	(217,711)

Total liabilities and stockholders' deficiency	$11,170	$1,400

Subsequent Event (Note 10)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception	Three Months	Three Months	Six Months	Six Months
	October 24, 2000	Ended	Ended	Ended	Ended
	to January 31, 2013	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Expenses
Contributed executive services	$570,000	$15,000	$15,000	$30,000 $	30,000
Office	51,433	3,828	647	6,964	5,735
Professional fees	381,763	12,632	14,248	20,942	19,998
Rent	27,600	600	600	1,200	1,200
Foreign exchange loss	409	247	271	320	275
Web-site development	1,692	-	-	-	-

Loss before other items	(1,032,897)	(32,307)	(30,766)	(59,426)	(57,208)

Write off of patent (Note 4)	(17,500)	-	-	-	-

Net loss	$(1,050,397)	$(32,307)	$(30,766)	$(59,426)	$(57,208)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		15,102,971	14,594,999	14,910,579	14,594,999

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Shares		Additional	During the
			Paid in	Development
	Number	Amount	Capital	Stage	Total

Balance, July 31, 2012	14,694,999	$14,695	$758,565	$(990,971)	$(217,711)

Common stock issued at $0.15 per share October 23, 2012	266,667	267	39,733	-	40,000
Common stock issued at $0.15 per share November 14, 2012	166,666	166	24,834	-	25,000
Contributed executive services	-	-	30,000	-	30,000

Net Loss	-	-	-	(59,426)	(59,426)

Balance, January 31, 2013	15,128,332	$15,128	$853,132	$(1,050,397)	$(182,137)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception	Six Months	Six Months
	October 24, 2000	Ended	Ended
	to January 31, 2013	January 31, 2013	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,050,397)	$(59,426)	$(57,208)
Items not affecting cash:
Contributed executive services	570,000	30,000	30,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	36,251	(27,772)	(10,055)
Increase in accounts payable and accrued liabilities - related party	22,800	1,200	1,200
Net cash used in operating activities	(403,846)	(55,998)	(36,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	290,760	65,000	-
Subscriptions received	-	-	5,000
Increase in due to related parties	134,256	768	27,500
Net cash provided by financing activities	425,016	65,768	32,500

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	11,170	9,770	(3,563)

Cash, beginning of period	-	1,400	9,122

Cash, end of period	$11,170	$11,170	$5,559

Cash paid for interest during the period	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2013
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
January 31, 2013
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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2013 and July 31, 2012, cash and cash equivalents consisted of cash held at banks.

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
January 31, 2013
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

For each of the six month periods ended January 31, 2013 and 2012, the Company recorded contributed executive services in the amount of $30,000.

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
January 31, 2013
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

At January 31, 2013, there is $134,256 (July 31, 2012 - $133,488) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand. Although these advances are interest free, interest will be imputed and charged to contributed capital. To date, imputed interest is an immaterial amount and has not been recorded through January 31, 2013.

For each of the three month periods ended January 31, 2013 and 2012 the Company accrued rent of $600 to a director of the Company. Rent is accrued on a month to month basis. At January 31, 2013 there is $22,800 (July 31, 2012 - $21,600) payable to a related party with respect to rent payable.

For each of the six month periods ended January 31, 2013 and 2012 there was $30,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six month period ended January 31, 2013, the Company’s sole director contributed $30,000 (January 31, 2012 -$30,000) as executive services which was recorded as additional paid in capital.

8.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related party and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. Cash is based on level 1 inputs, being quoted prices in active markets.

9.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2013
(Unaudited)

10.	SUBSEQUENT EVENT

On March 13, 2013, a loan was granted from a director and shareholder of the Company. The amount is unsecured, non-interest bearing and are due on demand.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six months ended January 31, 2013, and changes in our financial condition from July 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 filed with the SEC on October 29, 2012.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of January 31, 2013, we had cash on hand of $11,170. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

On February 13, 2013, we received notice of effectiveness of our Post-Effective Amendment No. 2 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. On October 23, 2012, we sold 266,667 shares and on November 14, 2012, we sold 166,666 shares under the Direct Offering at a price of $0.15 per share. The proceeds from these sales will be used for working capital purposes. There is no assurance that we will sell any additional shares under the Direct Offering.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage		Six Months Ended			Percentage
	January 31,		Increase /		January 31,			Increase /
	2013	2012	(Decrease)		2013		2012	(Decrease)
Revenue	$-	$-	n/a	$	- $		-	n/a

Expenses	(32,307)	(30,766)	5.0%		(59,426)		(57,208)	3.9%

Net Income (Loss)	$(32,307)	$(30,766)	5.0%		$(59,426	) $	(57,208)	3.9%

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

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2013 and 2012 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2013	2012	(Decrease)	2013	2012	(Decrease)
Contributed Executive Services	$15,000	$15,000	n/a	$30,000	$30,000	n/a
Office	3,828	647	491.7%	6,964	5,735	21.4%
Professional Fees	12,632	14,248	(11.3)%	20,942	19,998	4.7%
Rent	600	600	n/a	1,200	1,200	n/a
Foreign Exchange Loss	247	271	(8.9)%	320	275	16.4%
Total	$32,307	$30,766	5.0%	$59,426	$57,208	3.9%

Our operating expenses increased during the three months ended January 31, 2013, primarily as a result of increases in office expenses. The increase was partially offset by a decrease in in professional fees and foreign exchange loss. Our operating expenses increased during the six months ended January 31, 2013, primarily as a result of increases in office expenses, professional fees and foreign exchange loss.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2013	At July 31, 2012	Increase / (Decrease)
Current Assets	$11,700	$1,400	735.7%
Current Liabilities	(193,307)	(219,111)	(11.8)%
Working Capital Deficit	$(181,607)	$(217,711)	(16.6)%

Cash Flows
	Six Months Ended January 31,
	2013	2012
Cash Flows (Used In) Operating Activities	$(55,998)	$(36,063)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	65,768	32,500
Net Increase (Decrease) In Cash During Period	$9,770	$(3,563)

Our only sources of financing for the six-month period ended January 31, 2013 was proceeds from the issuance of our common stock and an increase in amounts due to related parties.

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

On February 13, 2013, we received notice of effectiveness of our Post-Effective Amendment No. 2 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. On October 23, 2012, we sold 266,667 shares and on November 14, 2012, we sold 166,666 shares under the Direct Offering at a price of $0.15 per share. The proceeds from these sales will be used for working capital purposes. There is no assurance that we will sell any additional shares under the Direct Offering.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2013, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

For each of the six months ended January 31, 2013 and 2012 we recorded contributed executive services in the amount of $30,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of January 31, 2013 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2013 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 13, 2013, we received notice of effectiveness of our Post-Effective Amendment No. 2 to our Registration Statement (No.333 – 170648) on Form S-1 registering the sale up to 1,000,000 shares of our common stock at a price of $0.15 per share (the “Direct Offering”) and the resale of 8,494,999 shares of our common stock held by current shareholders (the “Resale Offering”). We will not receive any proceeds from the Resale Offering. Proceeds received under the Direct Offering will not be sufficient to allow us to complete our Plan of Operation. On October 23, 2012, we sold 266,667 shares and on November 14, 2012, we sold 166,666 shares under the Direct Offering at a price of $0.15 per share. The proceeds from these sales will be used for working capital purposes. There is no assurance that we will sell any additional shares under the Direct Offering.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)

Exhibit
Number	Description of Exhibit
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2000 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000 issued by the Company to Paul G. Daly(12)
10.22	Promissory Note dated February 27, 2012 for CDN $2,000 issued by the Company to Paul G. Daly(13)
10.23	Promissory Note dated May 11, 2012 for CDN $1,000 issued by the Company to Paul G. Daly(14)
10.24	Promissory Note dated May 11, 2012 for $1,000 issued by the Company to Paul G. Daly(14)
10.25	Promissory Note dated June 29, 2012 for CDN $2,500 issued by the Company to Paul G. Daly(14)
10.26	Promissory Note dated March 13, 2013 for $6,000 issued by the Company to Paul G. Daly
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.

Exhibit
Number	Description of Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	March 21, 2013	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)