Form 10-K
period 2013-07-31
INFITECH VENTURES INC
filed 2013-10-28
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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
Yes [   ]     No [X]

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
$1,064,249.80 as of January, 31, 2013, based on a price of $0.15, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of October 23, 2013, the Registrant had 15,128,332 shares of common stock outstanding.

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2013

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2013, we had cash of $366. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our common stock is the OTC Markets Pink Sheets however, there are no brokers currently quoting our common stock. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2013		Fiscal Year Ended July 31, 2012
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. Our shares are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 23, 2013, there were 107 registered holders of our common stock.

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

None.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2013	2012	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(117,086)	(127,357)	(8.1)%
Net Loss	$(117,086)	$(127,357)	(8.1)%

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

Expenses

The major components of our expenses for the year ended July 31, 2013 and 2012 are outlined in the table below:

	Year Ended July 31		Percentage
	2013	2012	Increase /
			(Decrease)
Contributed Executive Services	$60,000	$60,000	0.0%
Office	13,339	9,322	43.1%
Professional Fees	41,349	55,151	(25.0)%
Rent	2400	2,400	0.0%
Foreign Exchange (Gain) Loss	(2)	484	(100.4)%
Total Expenses	$117,086	$127,357	(8.1)%

During the year ended July 31, 2013, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Our expenses for the year ended July 31, 2013 decreased by 8.1% from our previous fiscal year. The decrease was primarily due to decreases in professional fees and the recording of a foreign currency gain. The decrease was partially offset by an increase in office expenses.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2013 and 2012, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended July 31
	2013	2012
Net Cash used in Operating Activities	$(95,203)	$(52,264)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	94,169	44,542
Net Increase (Decrease) in Cash During Period	$(1,034)	$(7,722)

Working Capital
			Percentage
	At July 31, 2013	At July 31, 2012	Increase / (Decrease)
Current Assets	$366	$1,400	(73.9)%
Current Liabilities	(210,163)	(219,111)	(4.1)%
Working Capital Surplus (Deficit)	$(209,797)	$(217,711)	(3.6)%

Our only sources of financing for the fiscal year ended July 31, 2013 was proceeds from the issuance of common stock and an increase in amounts due to related parties.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2013, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of July 31, 2013 and 2012;

3.	Statements of Operations for the years ended July 31, 2013 and 2012 and cumulative from inception on October 24, 2000 to July 31, 2013;

4.	Statement of Stockholders’ Equity (Deficiency) from inception on October 24, 2000 to July 31, 2013;

5.	Statements of Cash Flows for the years ended July 31, 2013 and 2012 and cumulative from inception on October 24, 2000 to July 31, 2013; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

July 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Infitech Ventures Inc.

We have audited the accompanying balance sheets of Infitech Ventures Inc. as of July 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended July 31, 2013 and 2012, and the period from inception on October 24, 2000 to July 31, 2013. Infitech Ventures Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended July 31, 2013 and 2012, and the period from inception on October 24, 2000 to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a loss of $117,086 for the year ended July 31, 2013, and has an accumulated deficit of $1,108,057, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 28, 2013

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
As at July 31

	2013	2012

ASSETS

Current
Cash	$366	$1,400
Deferred tax asset less valuation allowance of $376,739 (Note 6)	-	-

Total assets	$366	$1,400

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$23,506	$64,023
Accounts payable and accrued liabilities - related party	24,000	21,600
Due to related parties (Note 7)	162,657	133,488
Total current liabilities	210,163	219,111

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2012 - 14,694,999)	15,128	14,695
Additional paid-in capital	883,132	758,565
Deficit accumulated during the development stage	(1,108,057)	(990,971)
Total stockholders' deficiency	(209,797)	(217,711)

Total liabilities and stockholders' deficiency	$366	$1,400

Subsequent Events (Note 11)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	October 24, 2000	Year Ended	Year Ended
	to July 31, 2013	July 31, 2013	July 31, 2012

Expenses
Contributed executive services	$600,000	$60,000	$60,000
Office	57,808	13,339	9,322
Professional fees	402,170	41,349	55,151
Rent	28,800	2,400	2,400
Foreign exchange (gain) loss	87	(2)	484
Web-site development	1,692	-	-

Loss before other items	(1,090,557)	(117,086)	(127,357)

Write off of patent (Note 4)	(17,500)	-	-

Net loss	$(1,108,057)	$(117,086)	$(127,357)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding		15,018,560	14,538,442

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, October 24, 2000 (date of inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share, November 13, 2000	6,000,000	6,000	-	-	-	-	6,000
Common stock issued for cash at $0.01 per share, February 28, 2001	6,000,000	6,000	54,000	-	-	-	60,000
Net loss	-	-	-	-	-	(6,995)	(6,995)

Balance, July 31, 2001	12,000,000	12,000	54,000	-	-	(6,995)	59,005

Net loss	-	-	-	-	-	(3,645)	(3,645)

Balance, July 31, 2002	12,000,000	12,000	54,000	-	-	(10,640)	55,360

Common stock issued for cash at $0.05 per share, August 15, 2002	40,000	40	1,960	-	-	-	2,000
Common stock issued for cash at $0.05 per share, December 31, 2002	54,000	54	2,646	-	-	-	2,700
Net loss	-	-	-	-	-	(5,722)	(5,722)

Balance, July 31, 2003	12,094,000	12,094	58,606	-	-	(16,362)	54,338

Contributed executive services	-	-	60,000	-	-	-	60,000
Obligation to issue shares for patent	-	-	-	7,500		-	7,500
Net loss	-	-	-	-	-	(78,146)	(78,146)

Balance, July 31, 2004	12,094,000	12,094	118,606	7,500	-	(94,508)	43,692

Contributed executive services	-	-	60,000	-	-	-	60,000
Shares issued for patent	150,000	150	7,350	(7,500)	-	-	-
Share subscriptions					33,960		33,960
Net loss	-	-	-	-	-	(139,743)	(139,743)

Balance, July 31, 2005	12,244,000	12,244	185,956	-	33,960	(234,251)	(2,091)

Contributed executive services	-	-	60,000	-	-	-	60,000
Common stock issued for cash at $0.06 per share , October 20, 2005	601,000	601	35,459	-	(33,960)	-	2,100
Net loss	-	-	-	-	-	(98,821)	(98,821)

Balance, July, 31 2006	12,845,000	12,845	281,415	-	-	(333,072)	(38,812)

Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(122,641)	(122,641)

Balance, July, 31 2007	12,845,000	12,845	341,415	-	-	(455,713)	(101,453)

Common stock issued for cash at $0.06
per share, October 26, 2007	400,000	400	23,600	-	-	-	24,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net loss	-	-	-	-	-	(109,388)	(109,388)

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06
per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06
per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Common stock issued at $0.06 per share January 21, 2010	250,000	250	14,750	-	-	-	15,000
Common stock issued at $0.06 per share June 15, 2010	250,000	250	14,750	-	-	-	15,000
Contributed compensation services			60,000	-	-	-	60,000
Net Loss						(97,206)	(97,206)

Balance, July 31, 2010	14,494,999	14,495	618,765	-	-	(758,575)	(125,315)

Common stock issued at $0.10 per share July 7, 2011	100,000	100	9,900	-	-	-	10,000
Contributed compensation services	-	-	60,000	-	-		60,000
Net Loss						(105,039)	(105,039)

Balance, July 31, 2011	14,594,999	14,595	688,665	-	-	(863,614)	(160,354)

Common stock issued at $0.10 per share February 23, 2012	100,000	100	9,900				10,000
Contributed compensation services			60,000				60,000
Net Loss	-	-	-	-	-	(127,357)	(127,357)

Balance, July 31, 2012	14,694,999	14,695	758,565	-	-	(990,971)	(217,711)

Common stock issued at $0.15 per share October 23, 2012	266,667	267	39,733			-	40,000
Common stock issued at $0.15 per share November 14, 2012	166,666	166	24,834			-	25,000
Contributed executive services	-	-	60,000			-	60,000
Net Loss	-	-	-			(117,086)	(117,086)

Balance, July 31, 2013	15,128,332	$15,128	$883,132	$-	$-	$(1,108,057)	$(209,797)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	October 24, 2000	Year Ended	Year Ended
	to July 31, 2013	July 31, 2013	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,108,057)	$(117,086)	$(127,357)
Items not affecting cash:
Contributed executive services	600,000	60,000	60,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	23,506	(40,517)	12,693
Increase in accounts payable and accrued liabilities - related party	24,000	2,400	2,400
Net cash used in operating activities	(443,051)	(95,203)	(52,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	290,760	65,000	10,000
Increase in due to related parties	162,657	29,169	34,542
Net cash provided by financing activities	453,417	94,169	44,542

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	366	(1,034)	(7,722)

Cash, beginning of period	-	1,400	9,122

Cash, end of period	$366	$366	$1,400

Cash paid for interest during the period	$959	$959	$-

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2013

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
July 31, 2013

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2013 and 2012, the Company did not hold any cash equivalents.

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

For each of the years ended July 31, 2013 and 2012 the Company recorded contributed executive services in the amount of $60,000 per year.

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
July 31, 2013

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2013

6.	INCOME TAXES

	2013	2012

Net loss	$(117,086)	$(127,357)

Expected income tax recovery	(39,809)	(43,301)
Non-deductible expense	20,400	20,400
Unrecognized current benefit of operating losses	19,409	22,901

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:

Tax benefit of net operating loss carry forward	$376,739	$336,930
Valuation allowance	(376,739)	(336,930)

	$-	$-

The Company has net operating loss carry forwards of approximately $1,108,057 available for deduction against future years’ taxable income. The valuation allowance increased to $376,739 during the year ended July 31, 2013, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2033.

7.	RELATED PARTY TRANSACTIONS

At July 31, 2013, there is $162,657 (2012 - $133,488) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of the years ended July 31, 2013 and 2012 the Company accrued rent of $2,400 to a director of the Company. Rent is accrued on a month to month basis. At July 31, 2013 there is $24,000 (2012 - $21,600) payable to a related party with respect to rent payable.

For the year ended July 31, 2013 there was $60,000 (2012- $60,000) in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2013

8.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the year ended July 31, 2005 the Company acquired a patent application and intellectual rights and issued to the inventor a total of 150,000 shares of common stock at $0.05 per share.

During the year ended July 31, 2006 the Company issued 601,000 shares at a value of $36,060 among which $33,960 was received during the year ended July 31, 2005.

During the years ended July 31, 2006, 2007, 2008, 2009, 2010, 2011, 2012 and 2013 the Company’s sole director contributed $60,000 per year as executive services which were recorded as additional paid in capital.

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

On September 25, 2013, a loan in the amount of $6,000 was granted from a director and shareholder of the Company. The amount is unsecured, non-interest bearing and are due on demand.

On October 10, 2013, a loan in the amount of $3,000 was granted from a director and shareholder of the Company. The amount is unsecured, non-interest bearing and are due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2013 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	63	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2013, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2013. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards at Fiscal Year End

As at July 31, 2013, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 23, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percentage of Common Stock(1)
Directors and Officers
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer	6,000,000 Direct	39.7%
5% Shareholders
Common Stock	PAUL G. DALY Director Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer 20 Lyall Avenue Toronto, Ontario M4E 1V9	6,000,000 Direct	39.7%
Common Stock	SANIBEL INTERTRADE CO. Trident Chambers, Wickhams Cay Road Town Tortola, BVI	2,116,666(2)	14.0%

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 23, 2013. As of October 23, 2013, there were 15,128,332 shares of our common stock issued and outstanding.

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

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $50,000 and CDN $12,500 in short term loans. As at July 31, 2013, we owed Mr. Daly a total of $162,657. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

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

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2013 and 2012, we retained our independent auditor, Davidson & Company LLP, Chartered Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2013		Year Ended July 31, 2012

Audit Fees		$25,000		$25,000
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$25,000		$25,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our sole executive officer and sole director, Paul G. Daly, pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CDN$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CDN$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CDN$400 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2,000 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000 issued by the Company to Paul G. Daly.(10)

Exhibit
Number	Description of Exhibit
10.19	Promissory Note dated October 7, 2011 for $7,500 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000 issued by the Company to Paul G. Daly(12)
10.22	Promissory Note dated February 27, 2012 for CDN $2,000 issued by the Company to Paul G. Daly(13)
10.23	Promissory Note dated May 11, 2012 for CDN $1,000 issued by the Company to Paul G. Daly(14)
10.24	Promissory Note dated May 11, 2012 for $1,000 issued by the Company to Paul G. Daly(14)
10.25	Promissory Note dated June 29, 2012 for CDN $2,500 issued by the Company to Paul G. Daly(14)
10.26	Promissory Note dated March 13, 2013 for $6,000 issued by the Company to Paul G. Daly(15)
10.27	Promissory Note dated April 29, 2013 for $10,000 issued by the Company to Paul G. Daly(16)
10.28	Promissory Note dated June 27, 2013 for CDN $7,000 issued by the Company to Paul G. Daly
10.29	Promissory Note dated July 22, 2013 for $5,500 issued by the Company to Paul G. Daly
10.30	Promissory Note dated September 25, 2013 for $6,000 issued by the Company to Paul G. Daly
10.31	Promissory Note dated October 10, 2013 for CDN $3,000 issued by the Company to Paul G. Daly
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2012.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	October 28, 2013	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 28, 2013	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)