Form 10-K
period 2014-07-31
INFITECH VENTURES INC
filed 2014-10-29
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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
Yes [X]      No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,064,249.80 as of January, 31, 2014, based on a price of $0.15, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 27, 2014, the Registrant had 15,128,332 shares of common stock outstanding.

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2014

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2014, we had cash of $1,751. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

MARKET INFORMATION

The principal market for our common stock is the OTC Markets Pink Sheets however, there are no brokers currently quoting our common stock. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2014		Fiscal Year Ended July 31, 2013
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A
.

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. Our shares are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 27, 2014, there were 109 registered holders of our common stock.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2014	2013	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(95,213)	(117,086)	(18.7)%
Net Loss	$(95,213)	$(117,086)	(18.7)%

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

Expenses

The major components of our expenses for the year ended July 31, 2014 and 2013 are outlined in the table below:

	Year Ended July 31		Percentage
	2014	2013	Increase /
			(Decrease)
Contributed Executive Services	$60,000	$60,000	0.0%
Office	11,019	13,339	(17.4)%
Professional Fees	22,966	41,349	(44.5)%
Rent	2,400	2,400	0.0%
Foreign Exchange (Gain) Loss	(1,172)	(2)	58,500.0%
Total Expenses	$95,213	$117,086	(18.7)%

During the year ended July 31, 2014, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Our expenses for the year ended July 31, 2014 decreased by 18.7% from our previous fiscal year. The decrease was primarily due to decreases in professional fees, office expenses and the recording of an increased foreign currency gain.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2014 and 2013, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended July 31
	2014	2013
Net Cash used in Operating Activities	$(42,210)	$(95,203)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	43,595	94,169
Net Increase (Decrease) in Cash During Period	$1,385	$(1,034)

Working Capital
			Percentage
	At July 31, 2014	At July 31, 2013	Increase / (Decrease)
Current Assets	$1,751	$366	378.4%
Current Liabilities	(246,761)	(210,163)	17.4%
Working Capital Surplus (Deficit)	$(245,010)	$(209,797)	16.8%

Our only sources of financing for the fiscal year ended July 31, 2014 was an increase in amounts due to related parties.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2014, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of July 31, 2014 and 2013;

3.	Statements of Operations for the years ended July 31, 2014 and 2013 and cumulative from inception on October 24, 2000 to July 31, 2014;

4.	Statements of Stockholders’ Equity (Deficiency) from inception on October 24, 2000 to July 31, 2014;

5.	Statements of Cash Flows for the years ended July 31, 2014 and 2013 and cumulative from inception on October 24, 2000 to July 31, 2014; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

July 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Infitech Ventures Inc.

We have audited the accompanying financial statements of Infitech Ventures Inc. (the “Company”), which comprise the balance sheets of Infitech Ventures Inc. as of July 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended July 31, 2014 and 2013 and the period from inception on October 24, 2000 to July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended July 31, 2014 and 2013 and the period from inception on October 24, 2000 to July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Infitech Ventures Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 2, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

October 28, 2014

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
As at July 31

	2014	2013

ASSETS

Current
Cash	$1,751	$366
Deferred tax asset less valuation allowance of $388,712 (2013 - $376,739) (Note 6)	-	-

Total assets	$1,751	$366

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$14,109	$23,506
Accounts payable and accrued liabilities - related party (Note 7)	26,400	24,000
Due to related parties (Note 7)	206,252	162,657
Total current liabilities	246,761	210,163

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2013 - 15,128,332)	15,128	15,128
Additional paid-in capital	943,132	883,132
Deficit accumulated during the development stage	(1,203,270)	(1,108,057)
Total stockholders' deficiency	(245,010)	(209,797)

Total liabilities and stockholders' deficiency	$1,751	$366

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Period from
	Inception
	October 24, 2000	Year Ended	Year Ended
	to July 31, 2014	July 31, 2014	July 31, 2013

Expenses
Contributed executive services	$660,000	$60,000	$60,000
Office	68,827	11,019	13,339
Professional fees	425,136	22,966	41,349
Rent	31,200	2,400	2,400
Foreign exchange gain	(1,085)	(1,172)	(2)
Web-site development	1,692	-	-

Loss before other items	(1,185,770)	(95,213)	(117,086)

Write off of patent (Note 4)	(17,500)	-	-

Net loss	$(1,203,270)	$(95,213)	$(117,086)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding		15,128,332	15,018,560

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
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

The accompanying notes are an integral part of these financial statements.

F-4

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, July 31, 2008	13,245,000	13,245	425,015	-	-	(565,101)	(126,841)

Common stock issued at $0.06 per share August 21, 2008	416,666	417	24,583	-	-	-	25,000
Common stock issued at $0.06 per share, May 11, 2009	333,333	333	19,667	-	-	-	20,000
Contributed executive services	-	-	60,000	-	-	-	60,000
Net Loss	-	-	-	-	-	(96,268)	(96,268)

Balance, July 31, 2009	13,994,999	13,995	529,265	-	-	(661,369)	(118,109)

Common stock issued at $0.06 per share January 21, 2010	250,000	250	14,750	-	-	-	15,000
Common stock issued at $0.06 per share June 15, 2010	250,000	250	14,750	-	-	-	15,000
Contributed executive services			60,000	-	-	-	60,000
Net Loss						(97,206)	(97,206)

Balance, July 31, 2010	14,494,999	14,495	618,765	-	-	(758,575)	(125,315)

Common stock issued at $0.10 per share July 7, 2011	100,000	100	9,900	-	-	-	10,000
Contributed executive services	-	-	60,000	-	-		60,000
Net Loss						(105,039)	(105,039)

Balance, July 31, 2011	14,594,999	14,595	688,665	-	-	(863,614)	(160,354)

Common stock issued at $0.10 per share February 23, 2012	100,000	100	9,900				10,000
Contributed executive services			60,000				60,000
Net Loss	-	-	-	-	-	(127,357)	(127,357)

Balance, July 31, 2012	14,694,999	14,695	758,565	-	-	(990,971)	(217,711)

Common stock issued at $0.15 per share October 23, 2012	266,667	267	39,733			-	40,000
Common stock issued at $0.15 per share November 14, 2012	166,666	166	24,834			-	25,000
Contributed executive services	-	-	60,000			-	60,000

Net Loss	-	-	-			(117,086)	(117,086)

Balance, July 31, 2013	15,128,332	15,128	883,132	-	-	(1,108,057)	(209,797)

Contributed executive services	-	-	60,000			-	60,000

Net Loss	-	-	-			(95,213)	(95,213)

Balance, July 31, 2014	15,128,332	$15,128	$943,132	$-	$-	$(1,203,270)	$(245,010)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Period from
	Inception
	October 24, 2000	Year Ended	Year Ended
	to July 31, 2014	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,203,270)	$(95,213)	$(117,086)
Items not affecting cash:
Contributed executive services	660,000	60,000	60,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (decrease) in accounts payable and
accrued liabilities	14,109	(9,397)	(40,517)
Increase in accounts payable and accrued
liabilities - related party	26,400	2,400	2,400
Net cash used in operating activities	(485,261)	(42,210)	(95,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	290,760	-	65,000
Increase in due to related parties	206,252	43,595	29,169
Net cash provided by financing activities	497,012	43,595	94,169

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	1,751	1,385	(1,034)

Cash, beginning of period	-	366	1,400

Cash, end of period	$1,751	$1,751	$366

Cash paid for interest during the period	$1,431	$472	$959

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2014

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
July 31, 2014

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2014 and 2013, the Company did not hold any cash equivalents.

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

For each of years ended July 31, 2014 and 2013 the Company recorded contributed executive services in the amount of $60,000 per year.

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
July 31, 2014

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

Recent accounting pronouncements

Accounting Standards Update No. 2014-10 Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements is effective for annual reporting periods beginning after December 15, 2014. The adoption of the update will allow the Company to remove the inception to date information and all references to development stage. The Company has decided not to early adopt the update at this time.

There are no other recent accounting pronouncements which are expected to have a material effect on the Company’s financial statements.

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

There were no share issuances during the year ended July 31, 2014.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2014

5.	CAPITAL STOCK (cont’d)

During the year ended July 31, 2013, the Company issued the following shares:

•	On October 23, 2012, the Company issued 266,667 shares of its common stock at $0.15 per share for proceeds totaling $40,000 pursuant to a registered offering of 1,000,000 shares.

•	On November 14, 2012, the Company issued 166,666 shares of its common stock at $0.15 per share for proceeds totaling $25,000 pursuant to a registered offering of 1,000,000 shares.

6.	INCOME TAXES

	2014	2013

Net loss	$(95,213)	$(117,086)

Expected income tax recovery	(32,372)	(39,809)
Non-deductible expense	20,400	20,400
Unrecognized current benefit of operating losses	11,972	19,409

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:

Tax benefit of net operating loss carry forward	$388,712	$376,739
Valuation allowance	(388,712)	(376,739)

	$-	$-

The Company has net operating loss carry forwards of approximately $1,143,270 available for deduction against future years’ taxable income. The valuation allowance increased to $388,712 during the year ended July 31, 2014, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2034.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2014

7.	RELATED PARTY TRANSACTIONS

At July 31, 2014, there is $206,252 (2013 - $162,657) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of the years ended July 31, 2014 and 2013 the Company accrued rent of $2,400 to a director of the Company. Rent is accrued on a month to month basis. At July 31, 2014 there is $26,400 (2013 - $24,000) payable to a related party with respect to rent payable.

For the year ended July 31, 2014 there was $60,000 (2013 - $60,000) in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

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

During the years ended July 31, 2006, 2007, 2008, 2009, 2010, 2011, 2012, 2013 and 2014 the Company’s sole director contributed $60,000 per year as executive services which were recorded as additional paid in capital.

9.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related party and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted. Cash is based on level 1 inputs.

10.	SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of a technology relating to the process of solidifying and removing spilled oil on land and water, primarily in Canada.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2014 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	64	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2014, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2014. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards at Fiscal Year End

As at July 31, 2014, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 27, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 27, 2014. As of October 27, 2014, there were 15,128,332 shares of our common stock issued and outstanding.

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

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $48,500 and CDN $25,000 in short term loans. As at July 31, 2014, we owed Mr. Daly a total of $206,262. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

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

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2014 and 2013, we retained our independent auditor, Davidson & Company LLP, Chartered Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2014		Year Ended July 31, 2013

Audit Fees		$19,500		$25,000
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$19,500		$25,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our sole executive officer and sole director, Paul G. Daly, pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CAD$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CAD$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CAD$400 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2,000 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000 issued by the Company to Paul G. Daly.(9)

Exhibit
Number	Description of Exhibit
10.18	Promissory Note dated June 9, 2011 for $10,000 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000 issued by the Company to Paul G. Daly(12)
10.22	Promissory Note dated February 27, 2012 for CAD $2,000 issued by the Company to Paul G. Daly(13)
10.23	Promissory Note dated May 11, 2012 for CAD $1,000 issued by the Company to Paul G. Daly(14)
10.24	Promissory Note dated May 11, 2012 for $1,000 issued by the Company to Paul G. Daly(14)
10.25	Promissory Note dated June 29, 2012 for CAD $2,500 issued by the Company to Paul G. Daly(14)
10.26	Promissory Note dated March 13, 2013 for $6,000 issued by the Company to Paul G. Daly(15)
10.27	Promissory Note dated April 29, 2013 for $10,000 issued by the Company to Paul G. Daly(16)
10.28	Promissory Note dated June 27, 2013 for CAD $7,000 issued by the Company to Paul G. Daly(17)
10.29	Promissory Note dated July 22, 2013 for $5,500 issued by the Company to Paul G. Daly(17)
10.30	Promissory Note dated September 25, 2013 for $6,000 issued by the Company to Paul G. Daly(17)
10.31	Promissory Note dated October 10, 2013 for CAD $3,000 issued by the Company to Paul G. Daly(17)
10.32	Promissory Note dated December 11, 2013 for CAD$6,000 issued by the Company to Paul G. Daly(18)
10.33	Promissory Note dated May 16, 2014 for $20,000 issued by the Company to Paul G. Daly.(19)
10.34	Promissory Note dated June 11, 2014 for CAD $2,000 issued by the Company to Paul G. Daly.
10.35	Promissory Note dated July 21, 2014 for CAD $7,000 issued by the Company to Paul G. Daly.
10.36	Promissory Note dated July 21, 2014 for $1,000 issued by the Company to Paul G. Daly.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2012.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 28, 2013.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2014.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 16, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	October 28, 2014	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 28, 2014	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)