Form 10-Q
period 2014-10-31
INFITECH VENTURES INC
filed 2014-12-15
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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
As of December 9, 2014, the Registrant had 15,128,332 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

October 31, 2014

INFITECH VENTURES INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	October 31, 2014	July 31, 2014

ASSETS

Current
Cash	$1,545	$1,751
Deferred tax asset less valuation allowance of $391,310	-	-

Total assets	$1,545	$1,751

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$20,276	$14,109
Accounts payable and accrued liabilities - related party (Note 6)	27,000	26,400
Due to related parties (Note 6)	206,922	206,252
Total current liabilities	254,198	246,761

Commitments and Contingency (Note 4)

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2014 - 15,128,332)	15,128	15,128
Additional paid-in capital	958,132	943,132
Deficit accumulated during the development stage	(1,225,913)	(1,203,270)
Total stockholders' deficiency	(252,653)	(245,010)

Total liabilities and stockholders' deficiency	$1,545	$1,751

Subsequent Events (Note 10)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception	Three	Three
	October 24, 2000	Months Ended	Months Ended
	to October 31, 2014	October 31, 2014	October 31, 2013

Expenses
Contributed executive services	$675,000	$15,000	$15,000
Office	72,040	3,213	3,565
Professional fees	429,949	4,813	4,702
Rent	31,800	600	600
Foreign exchange gain	(2,068)	(983)	(241)
Web-site development	1,692	-	-

Loss before other items	(1,208,413)	(22,643)	(23,626)

Write off of patent (Note 4)	(17,500)	-	-

Net loss	$(1,225,913)	$(22,643)	$(23,626)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average number of common shares outstanding		15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

						Deficit
						Accumulated
	Common Shares		Additional	Obligation		During the
			Paid in	to Issue	Share	Development
	Number	Amount	Capital	Shares	Subscriptions	Stage	Total

Balance, July 31, 2014	15,128,332	$15,128	$943,132	$-	$-	$(1,203,270)	$(245,010)

Contributed executive services	-	-	15,000			-	15,000

Net Loss	-	-	-			(22,643)	(22,643)

Balance, October 31, 2014	15,128,332	$15,128	$958,132	$-	$-	$(1,225,913)	$(252,653)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Period from
	Inception	Three	Three
	October 24, 2000	Months Ended	Months Ended
	to October 31, 2014	October 31, 2014	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,225,913)	$(22,643)	$(23,626)
Items not affecting cash:
Contributed executive services	675,000	15,000	15,000
Write off of patent	17,500	-	-
Changes in non-cash working capital items
Increase (decrease) in accounts payable and
accrued liabilities	20,276	6,167	(1,022)
Increase in accounts payable and accrued
liabilities - related party	27,000	600	600
Net cash used in operating activities	(486,137)	(876)	(9,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	290,760	-	-
Increase in due to related parties	206,922	670	9,452
Net cash provided by financing activities	497,682	670	9,452

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of patent	(10,000)	-	-
Net cash used in investment activities	(10,000)	-	-

Change in cash for the period	1,545	(206)	404

Cash, beginning of period	-	1,751	366

Cash, end of period	$1,545	$1,545	$770

Cash paid for interest during the period	$1,431	$-	$74

Cash paid for income taxes during the period	$-	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2014
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
October 31, 2014
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended July 31, 2014, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2014 and July 31, 2014, the Company did not hold any cash equivalents.

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2014
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

For each of the three month periods ended October 31, 2014 and 2013 the Company recorded contributed executive services in the amount of $15,000.

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2014
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

INFITECH VENTURES INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2014
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

At October 31, 2014, there is $206,922 (July 31, 2014- $206,252) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of three month periods ended October 31, 2014 and 2013 the Company accrued rent of $600 to a director of the Company. Rent is accrued on a month to month basis. At October 31, 2014 there is $27,000 (July 31, 2014 - $26,400) payable to a related party with respect to rent payable.

For each of the three month periods ended October 31, 2014 and 2013 there was $15,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three month period ended October 31, 2014, the Company’s sole director contributed $15,000 (October 31, 2013 -$15,000) as executive services which was recorded as additional paid in capital.

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

On December 4, 2014, a loan was granted from a director and shareholder of the Company for $15,000. The amount is unsecured, non-interest bearing and is due on demand.

On December 4, 2014, a loan was granted from a director and shareholder of the Company for $4,436 (Cdn $5,000). The amount is unsecured, non-interest bearing and is due on demand.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2014, and changes in our financial condition from July 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the SEC on October 29, 2014.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2014, we had cash on hand of $1,545. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended October 31,		Percentage
	2014	2013	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(22,643)	(23,626)	(4.2)%
Net Loss	$(22,643)	$(23,626)	(4.2)%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2014 and 2013 consisted of the following:

	Three Months Ended October 31,		Percentage
	2014	2013	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	n/a
Office	3,213	3,565	(9.9)%
Professional Fees	4,813	4,702	2.4%
Rent	600	600	n/a
Foreign Exchange Loss (Gain)	(983)	(241)	307.9%
Total Operating Expenses	$22,643	$23,626	(4.2)%

During the three months ended October 31, 2014, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three months ended October 31, 2014 decreased as a result of decreased office expenses and an increase in foreign currency gain. The decrease was partially offset by an increase in professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2014	At July 31, 2014	Increase / (Decrease)
Current Assets	$1,545	$1,751	(11.8)%
Current Liabilities	(254,198)	(246,761)	3.0%
Working Capital Deficit	$(252,653)	$(245,010)	3.1%

Cash Flows
	Three Months Ended October 31,
	2014	2013
Cash Flows (Used In) Operating Activities	$(876)	$(9,048)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	670	9,452
Net Increase (Decrease) In Cash During Period	$(206)	$404

Our only sources of financing for the fiscal quarter ended October 31, 2014 was proceeds from an increase in amounts due to related parties.

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

Subsequent to the three months ended October 31, 2014, we received loans of $15,000 and CDN $5,000 from Paul G. Daly, our sole director and executive officer. The loans are unsecured, non-interest bearing and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2014, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2014 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2014 (the “2014 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2014 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                MINE SAFETY DISCLOSURES.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CAD$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CAD$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CAD$400 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2,000 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000 issued by the Company to Paul G. Daly(12)
10.22	Promissory Note dated February 27, 2012 for CAD $2,000 issued by the Company to Paul G. Daly(13)
10.23	Promissory Note dated May 11, 2012 for CAD $1,000 issued by the Company to Paul G. Daly(14)

Exhibit
Number	Description of Exhibit
10.24	Promissory Note dated May 11, 2012 for $1,000 issued by the Company to Paul G. Daly(14)
10.25	Promissory Note dated June 29, 2012 for CAD $2,500 issued by the Company to Paul G. Daly(14)
10.26	Promissory Note dated March 13, 2013 for $6,000 issued by the Company to Paul G. Daly(15)
10.27	Promissory Note dated April 29, 2013 for $10,000 issued by the Company to Paul G. Daly(16)
10.28	Promissory Note dated June 27, 2013 for CAD $7,000 issued by the Company to Paul G. Daly(17)
10.29	Promissory Note dated July 22, 2013 for $5,500 issued by the Company to Paul G. Daly(17)
10.30	Promissory Note dated September 25, 2013 for $6,000 issued by the Company to Paul G. Daly(17)
10.31	Promissory Note dated October 10, 2013 for CAD $3,000 issued by the Company to Paul G. Daly(17)
10.32	Promissory Note dated December 11, 2013 for CAD$6,000 issued by the Company to Paul G. Daly(18)
10.33	Promissory Note dated May 16, 2014 for $20,000 issued by the Company to Paul G. Daly.(19)
10.34	Promissory Note dated June 11, 2014 for CAD $2,000 issued by the Company to Paul G. Daly.(20)
10.35	Promissory Note dated July 21, 2014 for CAD $7,000 issued by the Company to Paul G. Daly.(20)
10.36	Promissory Note dated July 21, 2014 for $1,000 issued by the Company to Paul G. Daly.(20)
10.37	Promissory Note dated December 4, 2014 for CAD $5,000 issued by the Company to Paul G. Daly.
10.38	Promissory Note dated December 4, 2014 for $15,000 issued by the Company to Paul G. Daly.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.

(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2012.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 28, 2013.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2014.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 16, 2014.
(20)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	December 15, 2014	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)