Form 10-Q
period 2015-01-31
INFITECH VENTURES INC
filed 2015-03-17
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
[__] Yes [X] No

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
As of March 13, 2015, the Registrant had 15,128,332 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

January 31, 2015

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	January 31, 2015	July 31, 2014

ASSETS

Current
Cash	$5,750	$1,751
Deferred tax asset less valuation allowance of $392,699	-	-

Total assets	$5,750	$1,751

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$12,097	$14,109
Accounts payable and accrued liabilities - related party (Note 5)	27,600	26,400
Due to related parties (Note 5)	222,790	206,252
Total current liabilities	262,487	246,761

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2014 - 15,128,332)	15,128	15,128
Additional paid-in capital	973,132	943,132
Accumulated deficit	(1,244,997)	(1,203,270)
Total stockholders' deficiency	(256,737)	(245,010)

Total liabilities and stockholders' deficiency	$5,750	$1,751

Going Concern (Note 2)

Subsequent Event (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Expenses
Contributed executive services	$15,000	$15,000	$30,000	$30,000
Office	2,158	2,352	5,371	5,917
Professional fees	5,206	1,746	10,019	6,448
Rent	600	600	1,200	1,200
Foreign exchange gain	(3,880)	(95)	(4,863)	(336)

Net loss	$19,084	$19,603	$41,727	$43,229

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	15,128,332	15,128,332	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Shares		Additional	During the
			Paid in	Development
	Number	Amount	Capital	Stage	Total

Balance, July 31, 2013	15,128,332	$15,128	$883,132	$(1,108,057)	$(209,797)
Contributed executive services	-	-	30,000	-	30,000
Net Loss	-	-	-	(43,229)	(43,229)
Balance, January 31, 2014	15,128,332	$15,128	$913,132	$(1,151,286)	$(223,026)

Balance, July 31, 2014	15,128,332	$15,128	$943,132	$(1,203,270)	$(245,010)
Contributed executive services	-	-	30,000	-	30,000
Net Loss	-	-	-	(41,727)	(41,727)
Balance, January 31, 2015	15,128,332	$15,128	$973,132	$(1,244,997)	$(256,737)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,727)	$(43,229)
Items not affecting cash:
Contributed executive services	30,000	30,000
Changes in non-cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	(2,012)	520
Increase in accounts payable and accrued
liabilities - related party	1,200	1,200
Net cash used in operating activities	(12,539)	(11,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	16,538	15,206
Net cash provided by financing activities	16,538	15,206

Change in cash for the period	3,999	3,697

Cash, beginning of period	1,751	366

Cash, end of period	$5,750	$4,063

Cash paid for interest during the period	$-	$74

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2015
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Infitech Ventures Inc. (the “Company”) was incorporated on October 24, 2000 under the Laws of the State of Nevada. The Company intended to develop and market a wax technology relating to the process of solidifying and removing spilled oil on land and water. The Company is currently exploring new business opportunities. All of the Company’s assets are held in Canada.

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

The operations of the Company have primarily been funded by the issuance of common stock and funding from related parties. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity sales. Such sales may not be available or may not be available on reasonable terms.

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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2015
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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2015 and July 31, 2014, the Company did not hold any cash equivalents.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2015
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

For each of the six month periods ended January 31, 2015 and 2014 the Company recorded contributed executive services in the amount of $30,000.

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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2015
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements

Accounting Standards Update No. 2014-10 Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements is effective for annual reporting periods beginning after December 15, 2014. The adoption of the update will allow the Company to remove the inception to date information and all references to development stage. The Company has evaluated this update and has early adopted beginning with the period ended January 31, 2015.

There are no other recent accounting pronouncements which are expected to have a material effect on the Company’s financial statements.

4.	CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.	RELATED PARTY TRANSACTIONS

At January 31, 2015, there is $222,790 (July 31, 2014- $206,252) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of six month periods ended January 31, 2015 and 2014 the Company accrued rent of $1,200 to a director of the Company. Rent is accrued on a month to month basis. At January 31, 2015 there is $27,600 (July 31, 2014 - $26,400) payable to a related party with respect to rent payable.

For each of the six month periods ended January 31, 2015 and 2014 there was $30,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six month period ended January 31, 2015, the Company’s sole director contributed $30,000 (January 31, 2014 -$30,000) as executive services which was recorded as additional paid in capital.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2015
(Unaudited)

7.	FINANCIAL INSTRUMENTS

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 – Inputs that are not based on observable market data.

Cash is classified as held for trading, and is measured at fair value using Level 1 inputs. Accounts payable and accrued liabilities, accounts payable and accrued liabilities – related party, and due to related parties are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

8.	SUBSEQUENT EVENT

On February 23, 2015, a loan was granted from a director and shareholder of the Company for $2,360 (Cdn $3,000). The amount is unsecured, non-interest bearing and is due on demand.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six months ended January 31, 2015, and changes in our financial condition from July 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the SEC on October 29, 2014.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of January 31, 2015, we had cash on hand of $5,750. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(19,084)	(19,603)	(2.6)%	(41,727)	(43,229)	(3.5)%

Net Income (Loss)	$(19,084)	$(19,603)	(2.6)%	$(41,727)	$(43,229)	(3.5)%

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

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2015 and 2014 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%	$30,000	$30,000	0.0%
Office	2,158	2,352	(8.2)%	5,371	5,917	(9.2)%
Professional Fees	5,206	1,746	198.2%	10,019	6,448	55.4%
Rent	600	600	0.0%	1,200	1,200	0.0%
Foreign Exchange Loss (Gain)	(3,880)	(95)	3,984.2%	(4,863)	(336)	1347.3%
Total	$19,084	$19,603	(2.6)%	$41,727	$43,229	(3.5)%

Our operating expenses decreased during the three and six months ended January 31, 2015, primarily as a result of decreases in office expenses, and increases in foreign exchange gain. The decreases were partially offset by increases in professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2015	At July 31, 2014	Increase / (Decrease)
Current Assets	$5,750	$1,751	228.4%
Current Liabilities	(262,487)	(246,761)	6.4%
Working Capital Deficit	$(256,737)	$(245,010)	4.8%

Cash Flows
	Six Months Ended January 31,
	2015	2014
Cash Flows (Used In) Operating Activities	$(12,539)	$(11,509)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	16,538	15,206
Net Increase (Decrease) In Cash During Period	$3,999	$3,697

Our only sources of financing for the six-month period ended January 31, 2015 was proceeds from the issuance of our common stock and an increase in amounts due to related parties.

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

During the six months ended January 31, 2015, we received loans of $15,000 and CAD $5,000 from Paul G. Daly, our sole director and executive officer. On February 23, 2015, we received a loan of CAD $3,000 from Mr. Daly. The loans are unsecured, non-interest bearing and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2015, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of January 31, 2015 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2014 (the “2014 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2014 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CAD$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CAD$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CAD$400 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2,000 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000 issued by the Company to Paul G. Daly(12)
10.22	Promissory Note dated February 27, 2012 for CAD $2,000 issued by the Company to Paul G. Daly(13)
10.23	Promissory Note dated May 11, 2012 for CAD $1,000 issued by the Company to Paul G. Daly(14)
10.24	Promissory Note dated May 11, 2012 for $1,000 issued by the Company to Paul G. Daly(14)
10.25	Promissory Note dated June 29, 2012 for CAD $2,500 issued by the Company to Paul G. Daly(14)

Exhibit
Number	Description of Exhibit
10.26	Promissory Note dated March 13, 2013 for $6,000 issued by the Company to Paul G. Daly(15)
10.27	Promissory Note dated April 29, 2013 for $10,000 issued by the Company to Paul G. Daly(16)
10.28	Promissory Note dated June 27, 2013 for CAD $7,000 issued by the Company to Paul G. Daly(17)
10.29	Promissory Note dated July 22, 2013 for $5,500 issued by the Company to Paul G. Daly(17)
10.30	Promissory Note dated September 25, 2013 for $6,000 issued by the Company to Paul G. Daly(17)
10.31	Promissory Note dated October 10, 2013 for CAD $3,000 issued by the Company to Paul G. Daly(17)
10.32	Promissory Note dated December 11, 2013 for CAD$6,000 issued by the Company to Paul G. Daly(18)
10.33	Promissory Note dated May 16, 2014 for $20,000 issued by the Company to Paul G. Daly.(19)
10.34	Promissory Note dated June 11, 2014 for CAD $2,000 issued by the Company to Paul G. Daly.(20)
10.35	Promissory Note dated July 21, 2014 for CAD $7,000 issued by the Company to Paul G. Daly.(20)
10.36	Promissory Note dated July 21, 2014 for $1,000 issued by the Company to Paul G. Daly.(20)
10.37	Promissory Note dated December 4, 2014 for CAD $5,000 issued by the Company to Paul G. Daly.(21)
10.38	Promissory Note dated December 4, 2014 for $15,000 issued by the Company to Paul G. Daly.(21)
10.39	Promissory Note dated February 23, 2015 for CAD $3,000 issued by the Company to Paul G. Daly.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.
(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.

(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2012.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 28, 2013.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2014.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 16, 2014.
(20)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2014.
(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	March 16, 2015	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)