Form 10-K
period 2015-07-31
INFITECH VENTURES INC
filed 2015-10-29
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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
Yes [X]        No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,064,249.80 as of January, 31, 2015, based on a price of $0.15, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 28, 2015, the Registrant had 15,128,332 shares of common stock outstanding.

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2015

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

Our business revolves around the development and marketing of a proprietary technology (the “Wax Technology”) that uses a molten wax compound consisting of paraffin wax and resins to control, clean and remediate oil and other liquid fuel spills on land and water. In addition, as part of our long-term business plan, we intend to pursue business opportunities in wastewater treatment solutions. Although our intended business is the marketing and development of the Wax Technology, we are exploring new business opportunities.

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2015, we had cash of $256. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

MARKET INFORMATION

The principal market for our common stock is the OTC Markets Pink Sheets however, there are no brokers currently quoting our common stock. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2015		Fiscal Year Ended July 31, 2014
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. Our shares are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 28, 2015, there were 109 registered holders of our common stock.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2015	2014	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(92,583)	(95,213)	(2.8)%
Net Loss	$(92,583)	$(95,213)	(2.8)%

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

Expenses

The major components of our expenses for the year ended July 31, 2015 and 2014 are outlined in the table below:

	Year Ended July 31		Percentage
	2015	2014	Increase /
			(Decrease)
Contributed Executive Services	$60,000	$60,000	0.0%
Office	9,749	11,019	(11.5)%
Professional Fees	26,436	22,966	15.1%
Rent	2,400	2,400	0.0%
Foreign Exchange (Gain) Loss	(6,002)	(1,172)	412.1%
Total Expenses	$92,583	$95,213	(2.8)%

During the year ended July 31, 2015, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Our expenses for the year ended July 31, 2015 decreased by 2.8% from our previous fiscal year. The decrease was primarily due to decreases in office expenses and the recording of an increased foreign currency gain.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2015 and 2014, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended July 31
	2015	2014
Net Cash used in Operating Activities	$(28,669)	$(42,210)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	27,174	43,595
Net Increase (Decrease) in Cash During Period	$(1,495)	$1,385

Working Capital
			Percentage
	At July 31, 2015	At July 31, 2014	Increase / (Decrease)
Current Assets	$256	$1,751	(85.4)%
Current Liabilities	(277,489)	(246,761)	12.5%
Working Capital Surplus (Deficit)	$(277,223)	$(245,010)	13.1%

Our only sources of financing for the fiscal year ended July 31, 2015 was an increase in amounts due to related parties.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2015, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Accountants);

2.	Balance Sheets as of July 31, 2015 and 2014;

3.	Statements of Operations for the years ended July 31, 2015 and 2014;

4.	Statements of Stockholders’ Deficiency for the years ended July 31, 2015 and 2014;

5.	Statements of Cash Flows for the years ended July 31, 2015 and 2014; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

July 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Infitech Ventures Inc.

We have audited the accompanying financial statements of Infitech Ventures Inc. (the "Company"), which comprise the balance sheets of Infitech Ventures Inc. as of July 31, 2015 and 2014, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended July 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended July 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Infitech Ventures Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Infitech Ventures Inc. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 2, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants

October 28, 2015

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)

	July 31, 2015	July 31, 2014

ASSETS

Current
Cash	$256	$1,751
Deferred tax asset less valuation allowance of $399,790 (2014 - $388,712) (Note 5)	-	-

Total assets	$256	$1,751

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$18,506	$14,109
Accounts payable and accrued liabilities - related party (Note 6)	28,800	26,400
Due to related parties (Note 6)	230,543	206,252
Total current liabilities	277,849	246,761

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2014 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,003,132	943,132
Accumulated deficit	(1,295,853)	(1,203,270)
Total stockholders' deficiency	(277,593)	(245,010)

Total liabilities and stockholders' deficiency	$256	$1,751

Subsequent Events (Note 9)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014

Expenses
Contributed executive services (Note 6)	$60,000	$60,000
Office	9,749	11,019
Professional fees	26,436	22,966
Rent (Note 6)	2,400	2,400
Foreign exchange gain	(6,002)	(1,172)

Net loss	$(92,583)	$(95,213)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)

	Common Shares		Additional
			Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2013	15,128,332	$15,128	$883,132	$(1,108,057)	$(209,797)

Contributed executive services	-	-	60,000	-	60,000

Net loss	-	-	-	(95,213)	(95,213)

Balance, July 31, 2014	15,128,332	$15,128	$943,132	$(1,203,270)	$(245,010)

Contributed executive services	-	-	60,000	-	60,000

Net loss	-	-	-	(92,583)	(92,583)

Balance, July 31, 2015	15,128,332	$15,128	$1,003,132	$(1,295,853)	$(277,593)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,583)	$(95,213)
Items not affecting cash:
Contributed executive services	60,000	60,000
Unrealized foreign exchange gain	(2,883)	-
Changes in non-cash working capital items:
Increase (decrease) in accounts payable and
accrued liabilities	4,397	(9,397)
Increase in accounts payable and accrued
liabilities - related party	2,400	2,400
Net cash used in operating activities	(28,669)	(42,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	27,174	43,595
Net cash provided by financing activities	27,174	43,595

Change in cash for the year	(1,495)	1,385

Cash, beginning of year	1,751	366

Cash, end of year	$256	$1,751

Cash paid for interest during the year	$-	$472

Cash paid for income taxes during the year	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2015

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
July 31, 2015

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2015 and 2014, the Company did not hold any cash equivalents.

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

For each of the years ended July 31, 2015 and 2014 the Company recorded contributed executive services in the amount of $60,000 per year.

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
July 31, 2015

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements

Accounting Standards Update No. 2014-10 Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements is effective for annual reporting periods beginning after December 15, 2014. The adoption of the update has allowed the Company to remove the inception to date information and all references to development stage. The Company has evaluated this update and has adopted it during the year ended July 31, 2015.

There are no other recent accounting pronouncements which are expected to have a material effect on the Company’s financial statements.

4.	CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

There were no share issuances during the year ended July 31, 2015 or 2014.

5.	INCOME TAXES

	2015	2014

Net loss	$(92,583)	$(95,213)

Expected income tax recovery	(31,478)	(32,372)
Non-deductible expense	20,400	20,400
Unrecognized current benefit of operating losses	11,078	11,972

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:

Tax benefit of net operating loss carry forward	$399,790	$388,712
Valuation allowance	(399,790)	(388,712)

	$-	$-

The Company has net operating loss carry forwards of approximately $1,175,853 available for deduction against future years’ taxable income. The valuation allowance increased to $399,790 during the year ended July 31, 2015, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2035.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2015

6.	RELATED PARTY TRANSACTIONS

At July 31, 2015, there is $230,543 (2014 - $206,252) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of years ended July 31, 2015 and 2014 the Company accrued rent of $2,400 to a director of the Company. Rent is accrued on a month to month basis. At July 31, 2015 there is $28,800 (2014 - $26,400) payable to a related party with respect to rent payable.

For each of the years ended July 31, 2015 and 2014 there was $60,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the years ended July 31, 2015 and 2014, the Company’s sole director contributed $60,000 per year as executive services which were recorded as additional paid in capital.

8.	FINANCIAL INSTRUMENTS

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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2015

9.	SUBSEQUENT EVENTS

On August 31, 2015, a loan was granted from a director and shareholder of the Company for $4,000. The amount is unsecured, non-interest bearing and is due on demand.

On August 31, 2015, a loan was granted from a director and shareholder of the Company for $1,529 (Cdn $2,000). The amount is unsecured, non-interest bearing and is due on demand.

On September 8, 2015, a loan was granted from a director and shareholder of the Company for $765 (Cdn $1,000). The amount is unsecured, non-interest bearing and is due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2015 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	65	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2015, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2015. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards at Fiscal Year End

As at July 31, 2015, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 28, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 28, 2015. As of October 28, 2015, there were 15,128,332 shares of our common stock issued and outstanding.

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

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $45,000 and CDN $30,000 in short term loans. As at July 31, 2015, we owed Mr. Daly a total of $230,543. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

DIRECTOR INDEPENDENCE

We do not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Paul G. Daly, is also our sole executive officer. As a result, we do not have any independent directors.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2015 and 2014, we retained our independent auditor, Davidson & Company LLP, Chartered Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2015		Year Ended July 31, 2014

Audit Fees		$19,500		$19,500
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$19,500		$19,500

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our sole executive officer and sole director, Paul G. Daly, pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Promissory Note dated April 27, 2005 for $9,000 issued by the Company to Paul G. Daly.(3)
10.4	Promissory Note dated May 6, 2005 for $11,500 issued by the Company to Paul G. Daly.(3)
10.5	Promissory Note dated October 12, 2006 for CAD$500 issued by the Company to Paul G. Daly.(3)
10.6	Promissory Note dated December 1, 2006 for CAD$700 issued by the Company to Paul G. Daly.(3)
10.7	Promissory Note dated March 5, 2007 for CAD$400 issued by the Company to Paul G. Daly.(3)
10.8	Promissory Note dated June 4, 2007 for $6,000 issued by the Company to Paul G. Daly.(4)
10.9	Promissory Note dated July 19, 2007 for $6,095 issued by the Company to Paul G. Daly.(4)
10.10	Promissory Note dated August 24, 2007 for $5,000 issued by the Company to Paul G. Daly.(4)
10.11	Promissory Note dated September 24, 2007 for $20,000 issued by the Company to Paul G. Daly.(4)
10.12	Promissory Note dated March 6, 2008 for $5,000 issued by the Company to Paul G. Daly.(5)
10.13	Promissory Note dated May 9, 2008 for $11,375 issued by the Company to Paul G. Daly.(6)
10.14	Promissory Note dated September 30, 2009 for $800 issued by the Company to Paul G. Daly.(7)
10.15	Promissory Note dated December 3, 2009 for $800 issued by the Company to Paul G. Daly.(8)
10.16	Promissory Note dated December 14, 2010 for $2,000 issued by the Company to Paul G. Daly.(9)
10.17	Promissory Note dated February 8, 2011 for $10,000 issued by the Company to Paul G. Daly.(9)
10.18	Promissory Note dated June 9, 2011 for $10,000 issued by the Company to Paul G. Daly.(10)
10.19	Promissory Note dated October 7, 2011 for $7,500 issued by the Company to Paul G. Daly(11)
10.20	Promissory Note dated October 27, 2011 for $10,000 issued by the Company to Paul G. Daly(11)
10.21	Promissory Note dated November 24, 2011 for $10,000 issued by the Company to Paul G. Daly(12)

Exhibit
Number	Description of Exhibit
10.22	Promissory Note dated February 27, 2012 for CAD $2,000 issued by the Company to Paul G. Daly(13)
10.23	Promissory Note dated May 11, 2012 for CAD $1,000 issued by the Company to Paul G. Daly(14)
10.24	Promissory Note dated May 11, 2012 for $1,000 issued by the Company to Paul G. Daly(14)
10.25	Promissory Note dated June 29, 2012 for CAD $2,500 issued by the Company to Paul G. Daly(14)
10.26	Promissory Note dated March 13, 2013 for $6,000 issued by the Company to Paul G. Daly(15)
10.27	Promissory Note dated April 29, 2013 for $10,000 issued by the Company to Paul G. Daly(16)
10.28	Promissory Note dated June 27, 2013 for CAD $7,000 issued by the Company to Paul G. Daly(17)
10.29	Promissory Note dated July 22, 2013 for $5,500 issued by the Company to Paul G. Daly(17)
10.30	Promissory Note dated September 25, 2013 for $6,000 issued by the Company to Paul G. Daly(17)
10.31	Promissory Note dated October 10, 2013 for CAD $3,000 issued by the Company to Paul G. Daly(17)
10.32	Promissory Note dated December 11, 2013 for CAD$6,000 issued by the Company to Paul G. Daly(18)
10.33	Promissory Note dated May 16, 2014 for $20,000 issued by the Company to Paul G. Daly.(19)
10.34	Promissory Note dated June 11, 2014 for CAD $2,000 issued by the Company to Paul G. Daly.(20)
10.35	Promissory Note dated July 21, 2014 for CAD $7,000 issued by the Company to Paul G. Daly.(20)
10.36	Promissory Note dated July 21, 2014 for $1,000 issued by the Company to Paul G. Daly.(20)
10.37	Promissory Note dated December 4, 2014 for CAD $5,000 issued by the Company to Paul G. Daly.(21)
10.38	Promissory Note dated December 4, 2014 for $15,000 issued by the Company to Paul G. Daly.(21)
10.39	Promissory Note dated February 23, 2015 for CAD $3,000 issued by the Company to Paul G. Daly.(22)
10.40	Promissory note dated April 30, 2015 for CAD $4,000 issued by the Company to Paul G. Daly.(23)
10.41	Promissory note dated April 30, 2015 for $3,000 issued by the Company to Paul G. Daly.(23)
10.42	Promissory Note dated August 31, 2015 for CAD $2,000 issued by the Company to Paul G. Daly.
10.43	Promissory Note dated August 31, 2015 for $4,000 issued by the Company to Paul G. Daly.
10.44	Promissory Note dated September 8, 2015 for CAD $1,000 issued by the Company to Paul G. Daly.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 23, 2007.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 2, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 14, 2008.

(6)	Filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A filed with the SEC on October 23, 2008.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 14, 2009.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 16, 2010.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2011.
(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 31, 2011.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2011.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2011.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2012.
(14)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2012.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013.
(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 14, 2013.
(17)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 28, 2013.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 14, 2014.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 16, 2014.
(20)	Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 29, 2014.
(21)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014.
(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on March 17, 2015.
(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	October 29, 2015	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 29, 2015	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)