Form 10-Q
period 2016-04-30
INFITECH VENTURES INC
filed 2016-06-16
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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
As of June 14, 2016, the Registrant had 15,128,332 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2016.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2016

(Unaudited)

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	April 30, 2016	July 31, 2015

ASSETS

Current
Cash	$487	$256
Deferred tax asset less valuation allowance of $404,219	-	-

Total assets	$487	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$10,924	$18,506
Accounts payable and accrued liabilities - related party (Note 5)	30,600	28,800
Due to related parties (Note 5)	261,650	230,543
Total current liabilities	303,174	277,849

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2015 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,048,132	1,003,132
Accumulated deficit	(1,365,947)	(1,295,853)
Total stockholders' deficiency	(302,687)	(277,593)

Total liabilities and stockholders' deficiency	$487	$256

Subsequent Events (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine	Three	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Expenses
Contributed executive services (Note 5)	$45,000	$45,000	$15,000	$15,000
Office	7,643	7,739	2,249	2,368
Professional fees	13,571	14,601	4,497	4,582
Rent (Note 5)	1,800	1,800	600	600
Foreign exchange loss (gain)	2,080	(3,064)	4,723	1,799

Net loss	$(70,094)	$(66,076)	$(27,069)	$(24,349)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,128,332	15,128,332	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2014	15,128,332	$15,128	$943,132	$(1,203,270)	$(245,010)

Contributed executive services	-	-	45,000	-	45,000

Net loss	-	-	-	(66,076)	(66,076)

Balance, April 30, 2015	15,128,332	$15,128	$988,132	$(1,269,346)	$(266,086)

Balance, July 31, 2015	15,128,332	$15,128	$1,003,132	$(1,295,853)	$(277,593)

Contributed executive services	-	-	45,000	-	45,000

Net loss	-	-	-	(70,094)	(70,094)

Balance, April 30, 2016	15,128,332	$15,128	$1,048,132	$(1,365,947)	$(302,687)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,094)	$(66,076)
Items not affecting cash:
Contributed executive services	45,000	45,000
Unrealized foreign exchange loss (gain)	2,247	(1,110)
Changes in non-cash working capital items:
Decrease in accounts payable and accrued liabilities	(7,582)	(1,544)
Increase in accounts payable and accrued liabilities -related party	1,800	1,800
Net cash used in operating activities	(28,629)	(21,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	28,860	28,138
Net cash provided by financing activities	28,860	28,138

Change in cash for the period	231	6,208

Cash, beginning of period	256	1,751

Cash, end of period	$487	$7,959

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2016
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
April 30, 2016
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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2016 and July 31, 2015, the Company did not hold any cash equivalents.

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

For each of the nine month periods ended April 30, 2016 and 2015 the Company recorded contributed executive services in the amount of $45,000.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2016
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

At April 30, 2016, there is $261,650 (July 31, 2015- $230,543) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of nine month periods ended April 30, 2016 and 2015 the Company accrued rent of $1,800 to a director of the Company. Rent is accrued on a month to month basis. At April 30, 2016 there is $30,600 (July 31, 2015 - $28,800) payable to a related party with respect to rent payable.

For each of the nine month periods ended April 30, 2016 and 2015 there was $45,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2016
(Unaudited)

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine month periods ended April 30, 2016 and 2015, the Company’s sole director contributed $45,000 as executive services which was recorded as additional paid in capital.

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

On May 26, 2016, a loan was granted from a director and shareholder of the Company for $4,000. The amount is unsecured, non-interest bearing and is due on demand.

On May 26, 2016, a loan was granted from a director and shareholder of the Company for $1,594 (Cdn $2,000). The amount is unsecured, non-interest bearing and is due on demand.

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

INTRODUCTION

The following discussion and analysis summarizes our results of operations for the three and nine months ended April 30, 2016, and changes in our financial condition from July 31, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the SEC on October 29, 2015.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2016, we had cash on hand of $487. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(27,069)	(24,349)	11.2%	(70,094)	(66,076)	6.1%

Net Income (Loss)	$(27,069)	$(24,349)	11.2%	$(70,094)	$(66,076)	6.1%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%	$45,000	$45,000	0.0%
Office	2,249	2,368	(5.0)%	7,643	7,739	(1.2)%
Professional Fees	4,497	4,582	(1.9)%	13,571	14,601	(7.1)%
Rent	600	600	0.0%	1,800	1,800	0.0%
Foreign Exchange Loss (Gain)	4,723	1,799	162.5%	2,080	(3,064)	(167.9)%
Total	$27,069	$24,349	11.2%	$70,094	$66,076	6.1%

Our operating expenses increased during the three months ended April 30, 2016. Our operating expenses increased during the three months ended April 30, 2016 because of an increase in foreign exchange loss. The increase in operating expenses was partially offset by decreases in office expenses and professional fees.

Our operating expenses increased during the nine months ended April 30, 2016. Our operating expenses increased because we recorded foreign exchange loss as compared to a foreign exchange gain during the previous period. The increase in operating expenses was partially offset by decreases in office expenses and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2016	At July 31, 2015	Increase / (Decrease)
Current Assets	$487	$256	90.2%
Current Liabilities	(303,174)	(277,849)	9.1%
Working Capital Deficit	$(302,687)	$(277,593)	9.0%

Cash Flows
	Nine Months Ended April 30,
	2016	2015
Cash Flows (Used In) Operating Activities	$(28,629)	$(21,930)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	28,860	28,138
Net Increase In Cash During Period	$231	$6,208

Our only sources of financing for the nine month period ended April 30, 2016 was an increase in amounts due to related parties.

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

During the nine months ended April 30, 2016, we received loans of $18,500 and CAD $13,000 from Paul G. Daly, our sole director and executive officer. On May 26, 2016 we received loans of USD $4,000 and CAD $2,000 from Paul G. Daly. All of the loans are unsecured, non-interest bearing and due on demand. The form of promissory note used for the loans is attached as Exhibit 10.3 to this current report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2016, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2015 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                MINE SAFETY DISCLOSURES.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Form of Promissory Note.
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	June 15, 2016	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)