Form 10-Q
period 2016-10-31
INFITECH VENTURES INC
filed 2016-12-15
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-51073

INFITECH VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0335119
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

20 Lyall Avenue
Toronto, Ontario, Canada	M4E 1V 9
(Address of principal executive offices)	(Zip Code)

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
As of December 13, 2016, the Registrant had 15,128,332 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending July 31, 2017.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

October 31, 2016
(Unaudited)

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	October 31, 2016	July 31, 2016

ASSETS

Current
Cash	$830	$1,555
Deferred tax asset less valuation allowance of $415,370	-	-

Total assets	$830	$1,555

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$18,972	$13,740
Accounts payable and accrued liabilities - related party (Note 5)	31,800	31,200
Due to related parties (Note 5)	273,474	272,525
Total current liabilities	324,246	317,465

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2016 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,078,132	1,063,132
Accumulated deficit	(1,416,676)	(1,394,170)
Total stockholders' deficiency	(323,416)	(315,910)

Total liabilities and stockholders' deficiency	$830	$1,555

Subsequent Events (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	October 31, 2016	October 31, 2015

Expenses
Contributed executive services (Note 5)	$15,000	$15,000
Office	3,161	3,167
Professional fees	5,033	4,509
Rent (Note 5)	600	600
Foreign exchange loss (gain)	(1,288)	15

Net loss	$(22,506)	$(23,291)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2015	15,128,332	$15,128	$1,003,132	$(1,295,853)	$(277,593)
Contributed executive services	-	-	15,000	-	15,000
Net loss	-	-	-	(23,291)	(23,291)
Balance, October 31, 2015	15,128,332	$15,128	$1,018,132	$(1,319,144)	$(285,884)

Balance, July 31, 2016	15,128,332	$15,128	$1,063,132	$(1,394,170)	$(315,910)
Contributed executive services	-	-	15,000	-	15,000
Net loss	-	-	-	(22,506)	(22,506)
Balance, October 31, 2016	15,128,332	$15,128	$1,078,132	$(1,416,676)	$(323,416)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	October 31, 2016	October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,506)	$(23,291)
Items not affecting cash:
Contributed executive services	15,000	15,000
Unrealized foreign exchange loss (gain)	(1,242)	713
Changes in non-cash working capital items:
Decrease in accounts payable and accrued liabilities	5,232	472
Increase in accounts payable and accrued liabilities -related party	600	600
Net cash used in operating activities	(2,916)	(6,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	2,191	6,294
Net cash provided by financing activities	2,191	6,294

Change in cash for the period	(725)	(212)

Cash, beginning of period	1,555	256

Cash, end of period	$830	$44

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2016
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

The significant accounting policies adopted by the Company are as follows:

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended July 31, 2016, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2016
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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2016 and July 31, 2016, the Company did not hold any cash equivalents.

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

For each of the three month periods ended October 31, 2016 and 2015 the Company recorded contributed executive services in the amount of $15,000.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2016
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

At October 31, 2016, there is $273,474 (July 31, 2016 - $272,525) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of three month periods ended October 31, 2016 and 2015 the Company accrued rent of $600 to a director of the Company. Rent is accrued on a month to month basis. At October 31, 2016 there is $31,800 (July 31, 2016 - $31,200) payable to a related party with respect to rent payable.

For each of the three month periods ended October 31, 2016 and 2015 there was $15,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
October 31, 2016
(Unaudited)

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three month period ended October 31, 2016 and 2015, the Company’s sole director contributed $15,000 as executive services which was recorded as additional paid in capital.

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

Cash is classified as held for trading, and is measured at fair value using Level 1 inputs. Accounts payable and accrued liabilities, accounts payable and accrued liabilities - related party, and due to related parties are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

8	SUBSEQUENT EVENTS

On December 7, 2016, a loan was granted from a director and shareholder of the Company for $10,500. The amount is unsecured, non-interest bearing and is due on demand.

On December 7, 2016, a loan was granted from a director and shareholder of the Company for $2,610 (Cdn $3,500). The amount is unsecured, non-interest bearing and is due on demand.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2016, and changes in our financial condition from July 31, 2016. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the SEC on October 27, 2016.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2016, we had cash on hand of $830. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage
	2016	2015	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(22,506)	(23,291)	3.4%
Net Loss	$(22,506)	$(23,291)	3.4%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2016 and 2015 consisted of the following:

	Three Months Ended October 31,		Percentage
	2016	2015	Increase / (Decrease)
Contributed Executive Services	$15,000	$15,000	n/a
Office	3,161	3,167	(0.2)%
Professional Fees	5,033	4,509	11.62%
Rent	600	600	n/a
Foreign Exchange Loss (Gain)	(1,288)	15	(8,686.7)%
Total Operating Expenses	$22,506	$23,291	3.4%

During the three months ended October 31, 2016, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Operating expenses for the three months ended October 31, 2015 decreased as a result of the recording of a foreign currency gain and a decrease in office administration expenses. The decrease was partially offset by an increase in professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2016	At July 31, 2016	Increase / (Decrease)
Current Assets	$830	$1,555	(46.6)%
Current Liabilities	(324,246)	(317,465)	2.1%
Working Capital Deficit	$(323,416)	$(315,910)	32.4%

Cash Flows

	Three Months Ended October 31,
	2016	2015
Cash Flows (Used In) Operating Activities	$(6,506)	$(876)
Cash Flows From Financing Activities	6,294	670
Net (Decrease) In Cash During Period	$(212)	$(206)

Our only sources of financing for the fiscal quarter ended October 31, 2016 was proceeds from an increase in amounts due to related parties.

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

Subsequent to the three months ended October 31, 2016, we received loans of $10,500 and CDN $3,500 from Paul G. Daly, our sole director and executive officer. The loans are unsecured, non-interest bearing and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2016, and for all periods presented in the attached financial statements, have been included. Interim results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2016 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2016 (the “2016 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2016 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

INFITECH VENTURES INC.

Date:	December 14, 2016	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)