Form 10-Q
period 2017-04-30
INFITECH VENTURES INC
filed 2017-06-19
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 16, 2017, the Registrant had 15,128,332 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2017 are not necessarily indicative of the results that can be expected for the year ending July 31, 2017.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2017

(Unaudited)

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	April 30, 2017	July 31, 2016

ASSETS

Current
Cash	$624	$1,555
Deferred tax asset less valuation allowance of $419,994	-	-

Total assets	$624	$1,555

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$12,770	$13,740
Accounts payable and accrued liabilities - related party (Note 5)	33,000	31,200
Due to related parties (Note 5)	291,869	272,525
Total current liabilities	337,639	317,465

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2016 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,108,132	1,063,132
Accumulated deficit	(1,460,275)	(1,394,170)
Total stockholders' deficiency	(337,015)	(315,910)

Total liabilities and stockholders' deficiency	$624	$1,555

Subsequent Events (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine	Three	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Expenses
Contributed executive services (Note 5)	$45,000	$45,000	$15,000	$15,000
Office	7,370	7,643	2,194	2,249
Professional fees	14,095	13,571	4,629	4,497
Rent (Note 5)	1,800	1,800	600	600
Foreign exchange loss (gain)	(2,160)	2,080	(729)	4,723

Net loss	$(66,105)	$(70,094)	$(21,694)	$(27,069)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,128,332	15,128,332	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2015	15,128,332	$15,128	$1,003,132	$(1,295,853)	$(277,593)
Contributed executive services	-	-	45,000	-	45,000
Net loss	-	-	-	(70,094)	(70,094)
Balance, April 30, 2016	15,128,332	$15,128	$1,048,132	$(1,365,947)	$(302,687)

Balance, July 31, 2016	15,128,332	$15,128	$1,063,132	$(1,394,170)	$(315,910)
Contributed executive services	-	-	45,000	-	45,000
Net loss	-	-	-	(66,105)	(66,105)
Balance, April 30, 2017	15,128,332	$15,128	$1,108,132	$(1,460,275)	$(337,015)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	April 30, 2017	April 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,105)	$(70,094)
Items not affecting cash:
Contributed executive services	45,000	45,000
Unrealized foreign exchange loss (gain)	(1,886)	2,247
Changes in non-cash working capital items:
Decrease in accounts payable and accrued liabilities	(970)	(7,582)
Increase in accounts payable and accrued liabilities -related party	1,800	1,800
Net cash used in operating activities	(22,161)	(28,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	21,230	28,860
Net cash provided by financing activities	21,230	28,860

Change in cash for the period	(931)	231

Cash, beginning of period	1,555	256

Cash, end of period	$624	$487

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2017
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
April 30, 2017
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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2017 and July 31, 2016, the Company did not hold any cash equivalents.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2017
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

For each of the nine month periods ended April 30, 2017 and 2016 the Company recorded contributed executive services in the amount of $45,000.

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

Recent accounting pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015- 17”). ASU 2015-17 requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for the Company beginning on August 1, 2017 and can be applied either prospectively or retrospectively to all periods presented upon adoption. The standard is not expected to have any impact on the Company’s financial statements.

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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2017
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify. for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016- 09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the standard will have on its consolidated financial statements.

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

At April 30, 2017, there is $291,869 (July 31, 2016 - $272,525) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of nine month periods ended April 30, 2017 and 2016 the Company accrued rent of $1,800 to a director of the Company. Rent is accrued on a month to month basis. At April 30, 2017 there is $33,000 (July 31, 2016 - $31,200) payable to a related party with respect to rent payable.

For each of the nine month periods ended April 30, 2017 and 2016 there was $45,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2017
(Unaudited)

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine month periods ended April 30, 2017 and 2016, the Company’s sole director contributed $45,000 as executive services which was recorded as additional paid in capital.

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

8.	SUBSEQUENT EVENTS

On May 1, 2017, a loan was granted from a director and shareholder of the Company for $3,500. The amount is unsecured, non-interest bearing and is due on demand.

On May 1, 2017, a loan was granted from a director and shareholder of the Company for $4,392 (Cdn $6,000). The amount is unsecured, non-interest bearing and is due on demand.

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

INTRODUCTION

The following discussion and analysis summarizes our results of operations for the three and nine months ended April 30, 2017, and changes in our financial condition from July 31, 2016. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the SEC on October 27, 2016.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2017, we had cash on hand of $624. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2017	2016	(Decrease)	2017	2016	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(21,694)	(27,069)	(19.9)%	(66,105)	(70,094)	(5.7)%

Net Income (Loss)	$(21,694)	$(27,069)	(19.9)%	$(66,105)	$(70,094)	(5.7)%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2017	2016	(Decrease)	2017	2016	(Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%	$45,000	$45,000	0.0%
Office	2,194	2,249	(2.2)%	7,370	7,643	(3.6)%
Professional Fees	4,629	4,497	2.9%	14,095	13,571	3.9%
Rent	600	600	0.0%	1,800	1,800	0.0%
Foreign Exchange Loss (Gain)	(729)	(4,723)	(84.6)%	(2,160)	2,080	(203.8)%
Total	$21,694	$27,069	(19.9)%	$66,105	$70,094	(5.7)%

Our operating expenses increased during the three months ended April 30, 2017, primarily as a result of decreases in foreign exchange gain. The increase in operating expenses was partially offset by a decreases in professional fee.

Our operating expenses decreased during the nine months ended April 30, 2017. Our operating expenses decreased because we recorded foreign exchange gain as compared to a foreign exchange loss during the previous period. The decrease in operating expenses was partially offset by an increase in professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2017	At July 31, 2016	Increase / (Decrease)
Current Assets	$624	$1,555	(59.9)%
Current Liabilities	(337,639)	(317,465)	6.4%
Working Capital Deficit	$(337,015)	$(315,910)	6.7%

Cash Flows
	Nine Months Ended April 30,
	2017	2016
Cash Flows (Used In) Operating Activities	$(22,161)	$(28,629)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	21,230	28,860
Net Increase In Cash During Period	$(931)	$231

Our only sources of financing for the nine month period ended April 30, 2017 was an increase in amounts due to related parties.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2017, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of April 30, 2017 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2016 (the “2016 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2016 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.(1)
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.(1)
10.3	Form of Promissory Note. (3)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit
Number	Description of Exhibit
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form 10-SB originally filed with the SEC on February 15, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on November 9, 2005.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 16, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFITECH VENTURES INC.

Date:	June 19, 2017	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)