Form 10-K
period 2017-07-31
INFITECH VENTURES INC
filed 2017-10-30
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,064,249.80 as of January, 31, 2017, based on a price of $0.15, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 27, 2017, the Registrant had 15,128,332 shares of common stock outstanding.

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b -2 of this chapter).

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

[  ]

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JULY 31, 2017

TABLE OF CONTENTS

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2017, we had cash of $163. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

MARKET INFORMATION

The principal market for our common stock is the OTC Markets Pink Sheets however, there are no brokers currently quoting our common stock. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2017		Fiscal Year Ended July 31, 2016
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. Our shares are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of October 27, 2017, there were 109 registered holders of our common stock.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2017	2016	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(100,245)	(98,317)	2.0%
Net Loss	$(100,245)	$(98,317)	2.0%

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

Expenses

The major components of our expenses for the year ended July 31, 2017 and 2016 are outlined in the table below:

	Year Ended July 31		Percentage
	2017	2016	Increase /
			(Decrease)
Contributed Executive Services	$60,000	$60,000	0.0%
Office	9,516	9,839	(3.3)%
Professional Fees	25,253	25,877	(2.4)%
Rent	2,400	2,400	0.0%
Foreign Exchange Loss	3,076	201	1,430.3%
Total Expenses	$100,245	$98,317	2.0%

During the year ended July 31, 2017, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Our expenses for the year ended July 31, 2017 increased by 2.0% from our previous fiscal year. The increase was primarily due to the recording of an increased foreign exchange loss from fiscal 2017 to fiscal 2017. The increase was partially offset by decreases in office expenses and professional fees.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2017 and 2016, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended July 31
	2017	2016
Net Cash used in Operating Activities	$(29,967)	$(39,753)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	28,575	41,052
Net Increase (Decrease) in Cash During Period	$(1,392)	$1,299

Working Capital
			Percentage
	At July 31, 2017	At July 31, 2016	Increase / (Decrease)
Current Assets	$163	$1,555	(89.5)%
Current Liabilities	(356,318)	(317,465)	12.2%
Working Capital Surplus (Deficit)	$(356,155)	$(315,910)	12.7%

Our only sources of financing for the fiscal year ended July 31, 2017 was an increase in amounts due to related parties.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2017, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Professional Accountants);

2.	Balance Sheets as of July 31, 2017 and 2016;

3.	Statements of Operations for the years ended July 31, 2017 and 2016;

4.	Statements of Stockholders’ Deficiency for the years ended July 31, 2017 and 2016;

5.	Statements of Cash Flows for the years ended July 31, 2017 and 2016; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

July 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Infitech Ventures Inc.

We have audited the accompanying financial statements of Infitech Ventures Inc. (the “Company”), which comprise the balance sheets of Infitech Ventures Inc. as of July 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended July 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended July 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

October 26, 2017

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)

	July 31, 2017	July 31, 2016

ASSETS

Current
Cash	$163	$1,555
Deferred tax asset less valuation allowance of $426,501 (2016 -$412,818) (Note 5)	-	-

Total assets	$163	$1,555

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$17,924	$13,740
Accounts payable and accrued liabilities - related party (Note 6)	33,600	31,200
Due to related parties (Note 6)	304,794	272,525
Total current liabilities	356,318	317,465

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2016 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,123,132	1,063,132
Accumulated deficit	(1,494,415)	(1,394,170)
Total stockholders' deficiency	(356,155)	(315,910)

Total liabilities and stockholders' deficiency	$163	$1,555

Subsequent Events (Note 9)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	July 31, 2017	July 31, 2016

Expenses
Contributed executive services (Note 6)	$60,000	$60,000
Office	9,516	9,839
Professional fees	25,253	25,877
Rent (Note 6)	2,400	2,400
Foreign exchange loss	3,076	201

Net loss	$(100,245)	$(98,317)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2015	15,128,332	$15,128	$1,003,132	$(1,295,853)	$(277,593)
Contributed executive services	-	-	60,000	-	60,000
Net loss	-	-	-	(98,317)	(98,317)
Balance, July 31, 2016	15,128,332	$15,128	$1,063,132	$(1,394,170)	$(315,910)

Balance, July 31, 2016	15,128,332	$15,128	$1,063,132	$(1,394,170)	$(315,910)
Contributed executive services	-	-	60,000	-	60,000
Net loss	-	-	-	(100,245)	(100,245)
Balance, July 31, 2017	15,128,332	$15,128	$1,123,132	$(1,494,415)	$(356,155)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	July 31, 2017	July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,245)	$(98,317)
Items not affecting cash:
Contributed executive services	60,000	60,000
Unrealized foreign exchange loss	3,694	930
Changes in non-cash working capital items:
Increase (decrease) in accounts payable and accrued liabilities	4,184	(4,766)
Increase in accounts payable and accrued liabilities -related party	2,400	2,400
Net cash used in operating activities	(29,967)	(39,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	28,575	41,052
Net cash provided by financing activities	28,575	41,052

Change in cash for the year	(1,392)	1,299

Cash, beginning of year	1,555	256

Cash, end of year	$163	$1,555

Cash paid for interest during the year	$-	$-

Cash paid for income taxes during the year	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2017

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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2017

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The significant accounting policies adopted by the Company are as follows:

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2017 and July 31, 2016, the Company did not hold any cash equivalents.

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

For each of the years ended July 31, 2017 and 2016 the Company recorded contributed executive services in the amount of $60,000.

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
July 31, 2017

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

Recent accounting pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015- 17”). ASU 2015-17 requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for the Company beginning on August 1, 2018 and can be applied either prospectively or retrospectively to all periods presented upon adoption. The standard is not expected to have any impact on the Company’s financial statements.

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
July 31, 2017

4.	CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

There were no share issuances during the years ended July 31, 2017 and 2016.

5.	INCOME TAXES

	2017	2016
Net loss	$(100,245)	$(98,317)
Expected income tax recovery	(34,083)	(33,428)
Non-deductible expense	20,400	20,400
Unrecognized current benefit of operating losses	13,683	13,028
Total income taxes	$-	$-
The Company’s total income tax asset is as follows:
Tax benefit of net operating loss carry forward	$426,501	$412,818
Valuation allowance	(426,501)	(412,818)
	$-	$-

The Company has net operating loss carry forwards of approximately $1,254,415 available for deduction against future years’ taxable income. The valuation allowance increased to $426,501 during the year ended July 31, 2017, since the realization of the net operating loss carry forwards are doubtful. It is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2037.

6.	RELATED PARTY TRANSACTIONS

At July 31, 2017, there is $304,794 (July 31, 2016 - $272,525) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of years ended July 31, 2017 and 2016 the Company accrued rent of $2,400 to a director of the Company. Rent is accrued on a month to month basis. At July 31, 2017 there is $33,600 (July 31, 2016 - $31,200) payable to a related party with respect to rent payable.

For each of the years ended July 31, 2017 and 2016 there was $60,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2017

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the years ended July 31, 2017 and 2016, the Company’s sole director contributed $60,000 as executive services which was recorded as additional paid in capital.

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

9.	SUBSEQUENT EVENTS

On August 10, 2017, a loan was granted from a director and shareholder of the Company for $4,000. The amount is unsecured, non-interest bearing and is due on demand.

On August 10, 2017, a loan was granted from a director and shareholder of the Company for $3,204 (Cdn $4,000). The amount is unsecured, non-interest bearing and is due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2017 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	67	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2017, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2017. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards at Fiscal Year End

As at July 31, 2017, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 27, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on October 27, 2017. As of October 27, 2017, there were 15,128,332 shares of our common stock issued and outstanding.

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

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $44,500 and CDN $33,000 in short term loans. As at July 31, 2017, we owed Mr. Daly a total of $304,794. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

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

During the fiscal years ended July 31, 2017 and 2016, we retained our independent auditor, Davidson & Company LLP, Chartered Professional Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2017		Year Ended July 31, 2016

Audit Fees		$19,500		$19,500
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$19,500		$19,500

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our sole executive officer and sole director, Paul G. Daly, pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by our independent auditors during the last two fiscal years.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Common Stock Certificate.
10.1	Technology Transfer Agreement dated May 6, 2004 between William Ernest Nelson and Infitech Ventures Inc.
10.2	Receipt and Acknowledgement of William Ernest Nelson dated February 5, 2005.
10.3	Form of Promissory Note.
14.1	Code of Ethics.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFITECH VENTURES INC.

Date:	October 27, 2017	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 27, 2017	By:	/s/ Paul G, Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)