Form 10-Q
period 2018-01-31
INFITECH VENTURES INC
filed 2018-03-19
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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
As of March 19, 2018, the Registrant had 15,128,332 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended January 31, 2018 are not necessarily indicative of the results that can be expected for the year ending July 31, 2018.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

January 31, 2018 (Unaudited)

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	January 31, 2018	July 31, 2017

ASSETS

Current
Cash	$1,158	$163
Deferred tax asset less valuation allowance of $432,250	-	-

Total assets	$1,158	$163

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$6,871	$17,924
Accounts payable and accrued liabilities - related party (Note 5)	34,800	33,600
Due to related parties (Note 5)	332,550	304,794
Total current liabilities	374,221	356,318

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2017 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,153,132	1,123,132
Accumulated deficit	(1,541,323)	(1,494,415)
Total stockholders' deficiency	(373,063)	(356,155)

Total liabilities and stockholders' deficiency	$1,158	$163

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Six	Six	Three	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

Expenses
Contributed executive services (Note 5)	$30,000	$30,000	$15,000	$15,000
Office	5,111	5,176	2,091	2,015
Professional fees	9,354	9,466	4,627	4,433
Rent (Note 5)	1,200	1,200	600	600
Foreign exchange loss (gain)	1,243	(1,431)	3,288	(143)

Net loss	$(46,908)	$(44,411)	$(25,606)	$(21,905)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,128,332	15,128,332	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2016	15,128,332	$15,128	$1,063,132	$(1,394,170)	$(315,910)

Contributed executive services	-	-	30,000	-	30,000

Net loss	-	-	-	(44,411)	(44,411)

Balance, January 31, 2017	15,128,332	$15,128	$1,093,132	$(1,438,581)	$(330,321)

Balance, July 31, 2017	15,128,332	$15,128	$1,123,132	$(1,494,415)	$(356,155)

Contributed executive services	-	-	30,000	-	30,000

Net loss	-	-	-	(46,908)	(46,908)

Balance, January 31, 2018	15,128,332	$15,128	$1,153,132	$(1,541,323)	$(373,063)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	January 31, 2018	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,908)	$(44,411)
Items not affecting cash:
Contributed executive services	30,000	30,000
Unrealized foreign exchange loss (gain)	1,802	(1,480)
Changes in non-cash working capital items:
Decrease in accounts payable and accrued liabilities	(11,053)	(809)
Increase in accounts payable and accrued liabilities -related party	1,200	1,200
Net cash used in operating activities	(24,959)	(15,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	25,954	21,340
Net cash provided by financing activities	25,954	21,340

Change in cash for the period	995	5,840

Cash, beginning of period	163	1,555

Cash, end of period	$1,158	$7,395

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2018
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
January 31, 2018
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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2018 and July 31, 2017, the Company did not hold any cash equivalents.

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

For each of the six month periods ended January 31, 2018 and 2017 the Company recorded contributed executive services in the amount of $30,000.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2018
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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
January 31, 2018
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

At January 31, 2018, there is $332,550 (July 31, 2017 - $304,794) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of six month periods ended January 31, 2018 and 2017 the Company accrued rent of $1,200 to a director of the Company. Rent is accrued on a month to month basis. At January 31, 2018 there is $34,800 (July 31, 2017 - $33,600) payable to a related party with respect to rent payable.

For each of the six month periods ended January 31, 2018 and 2017 there was $30,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six month period ended January 31, 2018 and 2017, the Company’s sole director contributed $30,000 as executive services which was recorded as additional paid in capital.

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

INTRODUCTION

The following discussion and analysis summarizes our results of operations for the three and six months ended January 31, 2018, and changes in our financial condition from July 31, 2017. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the SEC on October 27, 2017.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of January 31, 2018, we had cash on hand of $1,158. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(25,606)	(21,905)	16.9%	(46,908)	(44,411)	5.6%
Net Income (Loss)	$(25,606)	$(21,905)	16.9%	$(46,908)	$(44,411)	5.6%

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

Operating Costs and Expenses

Our operating expenses for the three and six months ended January 31, 2018 and 2017 consisted of the following:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2018	2017	(Decrease)	2018	2017	(Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%	$30,000	$30,000	0.0%
Office	2,091	2,015	3.8%	5,111	5,176	(1.3)%
Professional Fees	4,627	4,433	4.4%	9,354	9,466	(1.2)%
Rent	600	600	0.0%	1,200	1,200	0.0%
Foreign Exchange Loss (Gain)	3,288	(143)	(2,399.3)%	1,243	(1,431)	(186.9)%
Total	$25,606	$21,905	16.9%	$46,908	$44,411	5.6%

Our operating expenses increased during the three months ended January 31, 2018, primarily as a result of recording a foreign exchange loss of $3,288 as compared to a foreign exchange gain of $143 for the three months ended January 31, 2017. The operating expense was also increased by an increase in office expenses and professional fees.

Our operating expenses increased during the six months ended January 31, 2018, primarily as a result of recording a foreign exchange loss of $1,243 as compared to a foreign exchange gain of $1,431 for the six months ended January 31, 2017. The increase was partially offset by decreases in office expenses and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2018	At July 31, 2017	Increase / (Decrease)
Current Assets	$1,158	$163	610.4%
Current Liabilities	(374,221)	(356,318)	5.0%
Working Capital Deficit	$(373,063)	$(356,155)	4.7%

Cash Flows
	Six Months Ended January 31,
	2018	2017
Cash Flows (Used In) Operating Activities	$(24,959)	$(15,500)
Cash Flows From Financing Activities	25,954	21,340
Net Increase In Cash During Period	$995	$5,840

Our only sources of financing for the six-month period ended January 31, 2018 were loans of $18,000 and CDN$10,000 we received from Paul G. Daly, our sole director and executive officer. The loans are unsecured, non-interest bearing and due on demand.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2018, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of January 31, 2018 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2017 (the “2017 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2017 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

INFITECH VENTURES INC.

Date:	March 19, 2018	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)