Form 10-K
period 2018-07-31
INFITECH VENTURES INC
filed 2018-11-07
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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
Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,064,249.80 as of January, 31, 2018, based on a price of $0.15, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 7, 2018, the Registrant had 15,128,332 shares of common stock outstanding.

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
FOR THE YEAR ENDED JULY 31, 2018

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2018, we had cash of $511. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

MARKET INFORMATION

The principal market for our common stock is the OTC Markets Pink Sheets however, there are no brokers currently quoting our common stock. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2018		Fiscal Year Ended July 31, 2017
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. Our shares are quoted under the symbol “IFTV.” OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. As of November 7, 2018, there were 109 registered holders of our common stock.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage
	2018	2017	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(95,162)	(100,245)	(5.1)%
Net Loss	$(95,162	$(100,245)	(5.1)%

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

Expenses

The major components of our expenses for the year ended July 31, 2018 and 2017 are outlined in the table below:

	Year Ended July 31		Percentage
	2018	2017	Increase /
			(Decrease)
Contributed Executive Services	$60,000	$60,000	0.0%
Office	9,729	9,516	2.2%
Professional Fees	25,738	25,253	1.9%
Rent	2,400	2,400	0.0%
Foreign Exchange Loss (Gain)	(2,705)	3,076	213.7%
Total Expenses	$95,162	$100,245	(5.3)%

During the year ended July 31, 2018, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses. Our expenses for the year ended July 31, 2018 decreased by 5.3% from our previous fiscal year. The decrease was primarily due to the recording of a foreign exchange gain from fiscal 2017 to fiscal 2018. The decrease was partially offset by increases in office expenses and professional fees.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2018 and 2017, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended July 31
	2018	2017
Net Cash used in Operating Activities	$(37,848)	$(29,967)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	38,196	28,575
Net Increase (Decrease) in Cash During Period	$348	$(1,392)

Working Capital
			Percentage
	At July 31, 2018	At July 31, 2017	Increase / (Decrease)
Current Assets	$511	$163	68.1%
Current Liabilities	(391,828)	(356,318)	10.6%
Working Capital Surplus (Deficit)	$(391,317)	$(356,155)	9.0%

Our only sources of financing for the fiscal year ended July 31, 2018 was an increase in amounts due to related parties.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of July 31, 2018, including:

1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Professional Accountants);

2.	Balance Sheets as of July 31, 2018 and 2017;

3.	Statements of Operations for the years ended July 31, 2018 and 2017;

4.	Statements of Stockholders’ Deficiency for the years ended July 31, 2018 and 2017;

5.	Statements of Cash Flows for the years ended July 31, 2018 and 2017; and

6.	Notes to the Financial Statements.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

July 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Infitech Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infitech Ventures Inc. (the “Company”), as of July 31, 2018 and 2017, and the related statements of operations, chnges in stockholders’ deficiency, and cash flows for the years ended July 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended July 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 7, 2018

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)

	July 31, 2018	July 31, 2017

ASSETS

Current
Cash	$511	$163
Deferred tax asset less valuation allowance of $341,084	-	-
(2017 -$426,501) (Note 5)

Total assets	$511	$163

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$14,355	$17,924
Accounts payable and accrued liabilities - related party (Note 6)	36,000	33,600
Due to related parties (Note 6)	341,473	304,794
Total current liabilities	391,828	356,318

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2017 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,183,132	1,123,132
Accumulated deficit	(1,589,577)	(1,494,415)
Total stockholders' deficiency	(391,317)	(356,155)

Total liabilities and stockholders' deficiency	$511	$163

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	July 31, 2018	July 31, 2017

Expenses
Contributed executive services (Note 6)	$60,000	$60,000
Office	9,729	9,516
Professional fees	25,738	25,253
Rent (Note 6)	2,400	2,400
Foreign exchange loss (gain)	(2,705)	3,076

Net loss	$(95,162)	$(100,245)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2016	15,128,332	$15,128	$1,063,132	$(1,394,170)	$(315,910)

Contributed executive services	-	-	60,000	-	60,000

Net loss	-	-	-	(100,245)	(100,245)

Balance, July 31, 2017	15,128,332	$15,128	$1,123,132	$(1,494,415)	$(356,155)

Balance, July 31, 2017	15,128,332	$15,128	$1,123,132	$(1,494,415)	$(356,155)

Contributed executive services	-	-	60,000	-	60,000

Net loss	-	-	-	(95,162)	(95,162)

Balance, July 31, 2018	15,128,332	$15,128	$1,183,132	$(1,589,577)	$(391,317)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	July 31, 2018	July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,162)	$(100,245)
Items not affecting cash:
Contributed executive services	60,000	60,000
Unrealized foreign exchange loss (gain)	(1,517)	3,694
Changes in non-cash working capital items:
Decrease in accounts payable and accrued liabilities	(3,569)	4,184
Increase in accounts payable and accrued liabilities -related party	2,400	2,400
Net cash used in operating activities	(37,848)	(29,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	38,196	28,575
Net cash provided by financing activities	38,196	28,575

Change in cash for the year	348	(1,392)

Cash, beginning of year	163	1,555

Cash, end of year	$511	$163

Cash paid for interest during the year	$-	$-

Cash paid for income taxes during the year	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2018

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
July 31, 2018

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2018 and July 31, 2017, the Company did not hold any cash equivalents.

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

For each of the years ended July 31, 2018 and 2017 the Company recorded contributed executive services in the amount of $60,000.

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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2018

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”. This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The ASU applies to all entities and is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU applies to public companies beginning January 1, 2019 and affects the requirement that lessees account for all leases – both operating and finance – on the balance sheet while recognizing both an asset for the right to use the leased asset and an obligation to make lease payments over the lease term. The Company is currently evaluating the impact of the adoption of this standard.

There are no other recent accounting pronouncements which are expected to have a material effect on the Company’s financial statements.

4.	CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2018

5.	INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Reform”), enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, which is administratively effective on August 1, 2017. The Tax Reform requires the Company to use a blended statutory tax rate of 26.45% for the year ended July 31, 2018. The Company has not regenerated any taxable income and have not recorded any current income taxes in Fiscal 2018. Consequently, the tax rate change has had no impact on the Company’s current tax expenses but has impacted the existing deferred tax assets and will impact future deferred tax assets to be recognized. As management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to the net deferred tax assets has been recorded.

	2018	2017

Net loss	$(95,162)	$(100,245)

Expected income tax recovery	(25,170)	(34,083)
Non-deductible expense	15,870	20,400
Unrecognized current benefit of operating losses	9,300	13,683

Total income taxes	$-	$-

The Company’s total income tax asset is as follows:

Tax benefit of net operating loss carry forward	$341,084	$426,501
Valuation allowance	(341,084)	(426,501)

	$-	$-

The Company has net operating loss carry forwards of approximately $1,289,577 available for deduction against future years’ taxable income. The valuation allowance decreased to $341,084 during the year ended July 31, 2018. Since the realization of the net operating loss carry forwards are doubtful, it is reasonably possible that the Company’s estimate of the valuation allowance will change. The operating loss carry forwards will expire at various times through 2038.

6.	RELATED PARTY TRANSACTIONS

At July 31, 2018, there is $341,473 (July 31, 2017 - $304,794) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of the years ended July 31, 2018 and 2017 the Company accrued rent of $2,400 to a director of the Company. Rent is accrued on a month to month basis. At July 31, 2018 there is $36,000 (July 31, 2017 - $33,600) payable to a related party with respect to rent payable.

For each of the years ended July 31, 2018 and 2017 there was $60,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2018

7.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the years ended July 31, 2018 and 2017, the Company’s sole director contributed $60,000 as executive services which was recorded as additional paid in capital.

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

None.

ITEM 9A.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2018 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

The framework used to evaluate the effectiveness of our internal controls over financial reporting is based upon guiding principles advocated by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control- Integrated Framework (2013). This guidance provides a set of twenty basic principles representing the fundamental concepts associated with, and drawn directly from, the five components of the framework i.e. control environment, risk assessment, control activities, information and communication and monitoring.

Internal controls over financial reporting is defined in the SEC's rules as those controls designed by the company's principal executive and financial officers to provide reasonable assurance regarding the reliability of the company's financial reporting and the preparation of financial statements in accordance with GAAP.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	68	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2018, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.             EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2018. However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards at Fiscal Year End

As at July 31, 2018, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 7, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on November 7, 2018. As of November 7, 2018, there were 15,128,332 shares of our common stock issued and outstanding.

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

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $44,000 and CDN $30,000 in short term loans. As at July 31, 2018, we owed Mr. Daly a total of $341,473. These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing. We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

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

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2018 and 2017, we retained our independent auditor, Davidson & Company LLP, Chartered Professional Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2018		Year Ended July 31, 2017

Audit Fees		$19,500		$19,500
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$19,500		$19,500

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

INFITECH VENTURES INC.

Date:	November 7, 2018	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 7, 2018	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive Officer
and Principal Accounting Officer)