Form 10-Q
period 2019-04-30
INFITECH VENTURES INC
filed 2019-06-19
CIK 1129096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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
As of June 19, 2019, the Registrant had 15,128,332 shares of common stock outstanding.

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

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that can be expected for the year ending July 31, 2019.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Infitech” mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

April 30, 2019

(Unaudited)

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	April 30, 2019	July 31, 2018

ASSETS

Current
Cash	$940	$511

Total assets	$940	$511

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$7,714	$14,355
Accounts payable and accrued liabilities - related party (Note 5)	37,800	36,000
Due to related parties (Note 5)	367,414	341,473
Total current liabilities	412,928	391,828

Stockholders' deficiency
Common stock Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2018 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,228,132	1,183,132
Accumulated deficit	(1,655,248)	(1,589,577)
Total stockholders' deficiency	(411,988)	(391,317)

Total liabilities and stockholders' deficiency	$940	$511

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine	Three	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Expenses
Contributed executive services (Note 5)	$45,000	$45,000	$15,000	$15,000
Office	7,646	7,193	2,207	2,082
Professional fees	13,535	14,211	4,656	4,857
Rent (Note 5)	1,800	1,800	600	600
Foreign exchange gain	(2,310)	(1,770)	(1,669)	(3,013)

Net loss	$(65,671)	$(66,434)	$(20,794)	$(19,526)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	15,128,332	15,128,332	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
(Unaudited)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2017	15,128,332	$15,128	$1,123,132	$(1,494,415)	$(356,155)

Contributed executive services	-	-	45,000	-	45,000

Net loss	-	-	-	(66,434)	(66,434)

Balance, April 30, 2018	15,128,332	$15,128	$1,168,132	$(1,560,849)	$(377,589)

Balance, July 31, 2018	15,128,332	$15,128	$1,183,132	$(1,589,577)	$(391,317)

Contributed executive services	-	-	45,000	-	45,000

Net loss	-	-	-	(65,671)	(65,671)

Balance, April 30, 2019	15,128,332	$15,128	$1,228,132	$(1,655,248)	$(411,988)

Balance, January 31, 2018	15,128,332	$15,128	$1,153,132	$(1,541,323)	$(373,063)

Contributed executive services	-	-	15,000	-	15,000

Net loss	-	-	-	(19,526)	(19,526)

Balance, April 30, 2018	15,128,332	$15,128	$1,168,132	$(1,560,849)	$(377,589)

Balance, January 31, 2019	15,128,332	$15,128	$1,213,132	$(1,634,454)	$(406,194)

Contributed executive services	-	-	15,000	-	15,000

Net loss	-	-	-	(20,794)	(20,794)

Balance, April 30, 2019	15,128,332	$15,128	$1,228,132	$(1,655,248)	$(411,988)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	April 30, 2019	April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,671)	$(66,434)
Items not affecting cash:
Contributed executive services	45,000	45,000
Unrealized foreign exchange loss	(1,275)	(980)
Changes in non-cash working capital items:
Decrease in accounts payable and accrued liabilities	(6,641)	(4,346)
Increase in accounts payable and accrued liabilities -related party	1,800	1,800
Net cash used in operating activities	(26,787)	(24,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	27,216	29,791
Net cash provided by financing activities	27,216	29,791

Change in cash for the period	429	4,831

Cash, beginning of period	511	163

Cash, end of period	$940	$4,994

Cash paid for interest during the period	$4	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2019

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
April 30, 2019

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2019 and July 31, 2018, the Company did not hold any cash equivalents.

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

For each of the nine month periods ended April 30, 2019 and 2018 the Company recorded contributed executive services in the amount of $45,000.

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
April 30, 2019

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

Recent accounting pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015- 17”). ASU 2015-17 requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for the Company beginning on August 1, 2018 and can be applied either prospectively or retrospectively to all periods presented upon adoption. The standard did not have any impact on the Company’s financial statements.

In January 2016, FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard is effective for the Company beginning August 1, 2018. The standard did not have any impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”. This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The ASU applies to all entities and is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early adoption permitted. The standard did not have any impact on the Company’s financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU applies to public companies beginning January 1, 2019 and affects the requirement that lessees account for all leases – both operating and finance – on the balance sheet while recognizing both an asset for the right to use the leased asset and an obligation to make lease payments over the lease term. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have any significant impact on its financials statements.

There are no other recent accounting pronouncements which are expected to have a material effect on the Company’s financial statements.

4.	CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
April 30, 2019

5.	RELATED PARTY TRANSACTIONS

At April 30, 2019, there is $367,414 (July 31, 2018 - $341,473) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of the nine months ended April 30, 2019 and 2018 the Company accrued rent of $1,800 to a director of the Company. Rent is accrued on a month to month basis. At April 30, 2019 there is $37,800 (July 31, 2018 - $36,000) payable to a related party with respect to rent payable.

For each of the nine months ended April 30, 2019 and 2018 there was $45,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

6.	SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended April 30, 2019 and 2018, the Company’s sole director contributed $45,000 as executive services which was recorded as additional paid in capital.

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

INTRODUCTION

The following discussion and analysis summarizes our results of operations for the three and nine months ended April 30, 2019, and changes in our financial condition from July 31, 2018. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC on November 7, 2018.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2019, we had cash on hand of $940. If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Nine Months Ended		Percentage	Three Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2019	2018	(Decrease)	2019	2018	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(65,671)	(66,434)	(1.1)%	(20,794)	(19,526)	6.5%
Net Income (Loss)	$(65,671)	$(66,434)	(1.1)%	$(20,794)	$(19,526)	6.5%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	April 30,		Increase /	April 30,		Increase /
	2019	2018	(Decrease)	2019	2018	(Decrease)
Contributed Executive Services	$15,000	$15,000	0.0%	$45,000	$45,000	0.0%
Office	2,207	2,082	6.0%	7,646	7,193	6.3%
Professional Fees	4,656	4,857	(4.1)%	13,535	14,211	(4.8)%
Rent	600	600	0.0%	1,800	1,800	0.0%
Foreign Exchange Loss (Gain)	(1,669)	(3,013)	(44.6)%	(2,310)	(1,770)	30.4%
Total	$20,794	$19,526	6.5%	$65,671	$66,434	(1.1)%

Our operating expenses increased during the three months ended April 30, 2019, primarily as a result of a decreased foreign exchange gain. The increase in operating expenses was partially offset by a decrease in professional fees.

Our operating expenses decreased during the nine months ended April 30, 2019. Our operating expenses decreased because we recorded increased foreign exchange gain and decreased professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2019	At July 31, 2018	Increase / (Decrease)
Current Assets	$940	$511	84.0%
Current Liabilities	(412,928)	(391,828)	5.4%
Working Capital Deficit	$(411,988)	$(391,317)	5.3%

Cash Flows
	Nine Months Ended April 30,
	2019	2018
Cash Flows (Used In) Operating Activities	$(26,787)	$(24,960)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	27,216	29,791
Net Increase In Cash During Period	$429	$4,831

Our only sources of financing for the nine month period ended April 30, 2019 was an increase in amounts due to related parties.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2019, and for all periods presented in the attached financial statements, have been included. Interim results for the quarter ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of April 30, 2019 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2018 (the “2018 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2018 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2019 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

INFITECH VENTURES INC.

Date:	June 19, 2019	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)