Form 10-K
period 2019-07-31
INFITECH VENTURES INC
filed 2019-11-13
CIK 1129096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2019

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

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on it's corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $1,064,249.80 as of January, 31, 2019, based on a price of $0.15, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of October 29, 2019, the Registrant had 15,128,332 shares of common stock outstanding.

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

INFITECH VENTURES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JULY 31, 2019

PART I

The information in this discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms "we," "us," "our," "Infitech," and the "Company" mean Infitech Ventures Inc. unless otherwise indicated.  All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.  BUSINESS.

General

We were incorporated on October 24, 2000 under the laws of the State of Nevada.

Our business revolves around the development and marketing of a proprietary technology (the "Wax Technology") that uses a molten wax compound consisting of paraffin wax and resins to control, clean and remediate oil and other liquid fuel spills on land and water.  In addition, as part of our long-term business plan, we intend to pursue business opportunities in wastewater treatment solutions.  Although our intended business is the marketing and development of the Wax Technology, we are exploring new business opportunities.

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2019, we had cash of $4,421.  If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

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

Heavier oils such as Bunker B or Bunker C oil require higher pressure application to penetrate the thick viscous oil layer, regardless of whether the oil is spilled on land or water.  Our tests have shown that a mid-range melt point wax with a low ratio of resins to wax to be more effective in cleaning up this type of oil.  This wax formulation can then be applied at increased pressures depending on the depth and viscosity of the oil layer and the ambient temperature.

Prototype And Field Testing

Prototypes of the Wax Technology have been field tested in a handful of cases.

In 1974, an oil spill occurred around the shores of the ecologically sensitive Passage Island, located at the entrance to Howe Sound off the coast of British Columbia, Canada.  The spilled oil occupied an area measuring approximately 450 feet long by 40 feet wide.  Environment Canada commissioned the Wax Technology's inventor, William Nelson, to clean the shoreline of Passage Island using an early prototype of the Wax Technology.  The prototype wax formulation was sprayed on the contaminated area under low tide conditions and all residual oil was removed within three days using a crew of three men.  Environment Canada inspected the shoreline area after the clean up with a team of marine biologists who verified that all oil and residual wax had been removed from the area.  The cleanup was conducted over a three day period with a crew of three men working 12 hours per day.  The equipment used consisted of 5x50 gallon steel drums used to heat and store the wax and three small spray containers for dispensing the wax onto the oil spill.  The oil spill was contained and removed from the shoreline using approximately 2,000 pounds of wax.  The total cost of the clean up was approximately $2,000.  In conducting the clean up at Passage Island, the following deficiencies were identified and addressed:

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

In May of 2004, we engaged Bodycote Materials Testing Canada Inc. ("Bodycote"), an independent testing facility, to examine the effectiveness of the Wax Technology.  In the Bodycote experiment, a one centimeter thick layer of crude oil was poured on top of water lying in a large bath container with a surface area of approximately 10 square feet.  The hot wax compound was then poured onto the oil surface until the entire surface area had been covered.  According to Bodycote's results, the molten wax compound absorbed approximately 40% of its own weight in crude oil.  As the layer of spilled oil was relatively thin, pouring the wax compound over the spilled oil was sufficient to encapsulate the oil through the water surface.  If the layer of oil had been two to three inches thick, the wax compound would have been sprayed under pressure in order to penetrate the oil surface to the oil-water interface.

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

As of the date of this annual report, we are still hoping to test various formulations of our Wax Technology.  Depending upon the different formulations of paraffin wax and synthetic resins, the effectiveness of the wax compound on cleaning different types of spilled oil/fuels will vary.  However, our ability to develop various formulations of our Wax Technology is dependent on our ability to obtain additional financing, of which there is no assurance.  If we are able to obtain sufficient financing for the testing of different wax formulations, of which there is no assurance, we believe that we would be able to finalize the composition of those different formulations within 6 months.  We have not yet been able to raise sufficient financing to complete the development of different wax formulations (see "Management's Discussion of Financial Condition and Results of Operation" below).

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

We plan to work with our wax supplier, The International Group, Inc. ("IGI"), to utilize tanker trucks to ship the liquefied wax to potential oil spill sites.  The tankers would be insulated units capable of maintaining the wax in a heated liquid state for extended periods of time.  We are also in the preliminary stages of developing a mobile application unit for large scale spills, complete with propane heaters, air compressors, tanks, hoses, temperature controls and applicator nozzles.  The unit is being designed to be either self propelled or towed by an All Terrain Vehicle or tractor.

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

In addition to the above technical development issues, before we are able to market our product, we will need to secure a supplier for our wax compound (see "Manufacturing and Production" below).  Further, we may be required to obtain the approval of various regulatory agencies (see "Government Regulations" below).

Manufacturing And Production

Once we have completed the development of our anticipated products, we plan to market those products directly to emergency response contractors, insurance companies and other emergency response organizations involved in the clean up and remediation of oil spills.  Although we have developed and successfully tested prototypes of our Wax Technology, we are in the process of developing and refining various formulations and have not completed the development of our products for commercial application, nor have we received any revenues to date.  In the past, we have worked with the International Group, Inc. ("IGI"), an unrelated independent supplier of paraffin wax, to refine our formulation for various applications.  Mr. Nelson has collaborated with IGI for a number of years on different wax related projects.  Based on Mr. Nelson's long-standing personal relationship with IGI, they have verbally agreed to assist us and to provide us with limited supplies of paraffin wax formulated according to Mr. Nelson's specifications during the prototype refinement process free of charge.  IGI has also verbally agreed to provide us with bench scale quantities of paraffin wax and quantities for small field trials free of charge while we are still in the development stage of our business.

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

We also intend to produce "mini-kits" of our wax products to be used by consumers.  The kits would be targeted to allow everyday consumers to use our products to clean minor oil spills.  We hope to introduce these kits as part of our product introduction strategy and intend to sell them directly to consumers either online or by telephone.  We would also provide consumers with after-sales services and support.

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

Patents And Trademarks

The inventor of the Wax Technology, Mr. Nelson, registered a patent application with the Canadian Intellectual Property Office (the "CIPO") under the application number CA 2,314,066 on July 17, 2000.  In March, 2007, we received notice of the first examination report from the CIPO in connection with our patent application.  The CIPO raised a number of objections to our patent application regarding the wording of our claims, which were considered to be indefinite or ambiguous.  In order to avoid abandonment of our patent application, we were required to file a reply to the first examination report by August 1, 2007.  Due to a lack of financing, we were unable to file a reply within the required time period.  As a result, our patent application was abandoned.  Due to our limited financial resources and the high expected cost of reviving this patent application, we do not intend revive this patent application.  In addition, during the past year, the price of petroleum has increased significantly, increasing the cost of the high grade petroleum based waxes called for in the formulation set out in this patent application.  As a result, in the opinion of our management, this current formulation would no longer be cost effective.  We are currently focusing on the development of lower melt point waxes, which are less expensive.  We do not currently have plans to file a patent application for any new developments that we make in the use of waxes for oil spill remediation, and we will need to protect our interests by maintaining the secrecy of any new formulations that we develop.

Government Regulations

Because our Wax Technology is a chemically inert product and does not involve the lingering introduction of residual chemicals into the environment, we believe that it will be unnecessary for us to obtain prior approval from Canadian and U.S. environmental regulatory agencies to use our planned products to clean oil spills on land.  However, we may be required to obtain the prior approval of federal regulatory agencies such as Environment Canada and the U.S. Environmental Protection Agency (the "EPA") or state or local agencies before our planned products can be used to treat oil spills on inland or coastal waters.  We may incur material costs or liabilities in obtaining such approvals and/or complying with applicable laws and regulations.  Furthermore, our potential customers may be required to comply with numerous laws and regulations when engaging in environmental remediation activities.

We do not anticipate any material costs associated with complying with local, state or federal environmental laws in the production of our anticipated products as we intend to contract out the manufacturing of our anticipated wax products.

Environment Canada Approval Requirements

In Canada, where an oil spill will potentially affect inland or coastal waters subject to the Canadian Fisheries Act, permission must be obtained from the regional office of Environment Canada to use oil spill treatment agents or products.  Permission is granted by Environment Canada on a case-by-case basis, but is not required for oil spills not affecting waters subject to the Fisheries Act.  In order for remediation personnel to obtain permission to use our planned products, those products must be submitted to the Environmental Technology Centre of Environment Canada (the "ETC") for testing and approval.  Although we have not yet submitted our products to the ETC for testing, we have made initial contact with the ETC with respect to obtaining their approval for our planned products.  In our discussions with the ETC, they have expressed concerns with regards to the use of the Wax Technology on fast moving waters, the Wax Technology's absorption rate and on the recoverability of the spent wax.  However, the ETC's comments are based on a twenty-year old, early prototype of the Wax Technology that Mr. Nelson had demonstrated for Environment Canada in the 1970's.  We are working to address those concerns in our current development activities, including increasing the absorption capacity of the wax compound and the use of a synthetic mesh netting to remove the spent solidified wax (see "Product Development and Planned Wax Applications" and "Current Development Hurdles" above).  Further, we intend to restrict marketing for the use of our product to calm/still waters and shoreline clean ups where we believe use of the Wax Technology will be most beneficial.  Subject to our ability to obtain additional financing, of which there is no assurance, once we have completed the development of our planned products, we hope to make a formal submission to the ETC for their approval.

U.S. Environmental Protection Agency Approval Requirements

In the United States, federal authorization is required to use a product on a specific oil spill incident only where the oil spill has the potential to affect U.S. navigable waters, as defined by Section 300.5 of the National Oil and Hazardous Substances Pollution Contingency Plan ("NCP") Regulations.  Where the oil spill does not have the potential to affect U.S. navigable waters, federal authorization is not required, although individual state and local governments may impose their own authorization requirements.

Where an oil spill does have the potential to affect U.S. navigable waters, a regional response team ("RRT") consisting of representatives of a number of federal and state agencies, including a representative of the EPA, will have jurisdiction over the clean up of the oil spill.  If the product to be used in the clean up of the oil spill is a chemical or biological agent, as defined by Section 300.5 of the NCP Regulations, the product must be listed on the NCP Product Schedule and incident specific RRT member approval is required to use the product.  The EPA is responsible for determining whether a product must be listed on the NCP Product Schedule.  Because our Wax Technology is a chemically inert product used to remove the spilled oil, we believe that our planned products will be classified as a sorbent under the NCP Regulations and will not require listing on the NCP Product Schedule and will thus not require approval prior to their use on specific spill incidents.  However, in order to confirm the status of our planned products, once we have completed the development of our products and subject to our obtaining additional financing, of which there is no assurance, we intend to submit our products to the EPA to confirm that those products meet the definition of a sorbent under the NCP Regulations.

Employees

Other than Mr. Daly, we do not currently have any significant employees.  However, we have retained the services of the inventor of our Wax Technology, William Nelson, as a technical consultant who is crucial to our business plan.

Mr. William Nelson has verbally agreed to provide us with technical advice to assist in our development of our Wax Technology. If we determine that we require extensive technical studies or engineering work to be performed, we will enter into a formal consultancy agreement with Mr. Nelson.

Mr. Nelson is an accomplished inventor and is recognized around the world as a leading expert in paraffin waxes.  Mr. Nelson has acted as a consultant to several large chemical companies.  In the past, Mr. Nelson has assisted aboriginals in British Columbia, Canada prospect for gold using a secret process he developed using black light and assisted in the remediation of Chernobyl by utilizing a technology he invented to seal the nuclear reactor's stone casing or "sarcophagus" from leaking further radiation.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our common stock is the OTC Markets Pink Sheets however, there are no brokers currently quoting our common stock.  The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

	Fiscal Year Ended July 31, 2019		Fiscal Year Ended July 31, 2018
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Quarter	N/A	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A	N/A
4th Quarter	N/A	N/A	N/A	N/A

Although our shares began trading on the OTC Bulletin Board on December 2, 2005, no information on the high and low bid prices for our common stock was available from the OTC Bulletin Board. Our shares are quoted under the symbol "IFTV." OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share.  As of October 29, 2019, there were 109 registered holders of our common stock.

DIVIDENDS

We have not declared any dividends on our common stock since our inception.  There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws.  Chapter 78 of the Nevada Revised Statutes (the "NRS"), does provide certain limitations on our ability to declare dividends.  Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,		Percentage Increase / (Decrease)
	2019	2018
Revenue	$-	$-	N/A
Expenses	(97,204)	(95,162)	2.1%
Net Loss	$(97,204)	$(95,162)	2.1%

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

Expenses

The major components of our expenses for the year ended July 31, 2019 and 2018 are outlined in the table below:

	Year Ended July 31		Percentage Increase / (Decrease)
	2019	2018
Contributed Executive Services	$60,000	$60,000	0.0%
Office	9,961	9,729	2.4%
Professional Fees	25,476	25,738	(1.0)%
Rent	2,400	2,400	0.0%
Foreign Exchange Loss (Gain)	(633)	(2,705)	(77.0)%
Total Expenses	$97,204	$95,162	2.1%

During the year ended July 31, 2019, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses.  Our expenses for the year ended July 31, 2019 increased by 2.1% from our previous fiscal year. The increase was primarily due to the recording of a significantly lower foreign exchange gain from fiscal 2018 to fiscal 2019.

We are required to report all costs of conducting our business. As such, we have recorded as an expense the fair market value of contributed executive services provided to us at no cost. For the years ended July 31, 2019 and 2018, we recorded contributed executive services of $60,000. These services are provided to us at no charge and a corresponding increase in additional paid-in capital has been recorded.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended July 31
	2019	2018
Net Cash used in Operating Activities	$(29,770)	$(37,848)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	33,680	38,196
Net Increase (Decrease) in Cash During Period	$3,910	$348

Working Capital

	At July 31, 2019	At July 31, 2018	Percentage Increase / (Decrease)
Current Assets	$4,421	$511	765.2%
Current Liabilities	(432,942)	(391,828)	10.5%
Working Capital Surplus (Deficit)	$(428,521)	$(391,317)	9.5%

Our only sources of financing for the fiscal year ended July 31, 2019 was an increase in amounts due to related parties.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
Audited financial statements as of July 31, 2019, including:
1.	Report of Independent Registered Accounting Firm (Davidson & Company, Chartered Professional Accountants);
2.	Balance Sheets as of July 31, 2019 and 2018;
3.	Statements of Operations for the years ended July 31, 2019 and 2018;
4.	Statements of Stockholders' Deficiency for the years ended July 31, 2019 and 2018;
5.	Statements of Cash Flows for the years ended July 31, 2019 and 2018; and
6.	Notes to the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Infitech Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infitech Ventures Inc. (the "Company"), as of July 31, 2019 and 2018, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended July 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of Infitech Ventures Inc. as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended July 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2007.

"DAVIDSON &COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants

November 12, 2019

INFITECH VENTURES INC.

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

July 31, 2019

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)

	July 31, 2019	July 31, 2018

ASSETS

Current
Cash	$4,421	$511

Total assets	$4,421	$511

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$19,217	$14,355
Accounts payable and accrued liabilities - related party (Note 6)	38,400	36,000
Due to related parties (Note 6)	375,325	341,473
Total current liabilities	432,942	391,828

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2018 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,243,132	1,183,132
Accumulated deficit	(1,686,781)	(1,589,577)
Total stockholders' deficiency	(428,521)	(391,317)

Total liabilities and stockholders' deficiency	$4,421	$511

History and Organization of the Company (Note 1)
Going Concern (Note 2)
Subsequent Event (Note 9)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	July 31, 2019	July 31, 2018

Expenses
Contributed executive services (Note 6)	$60,000	$60,000
Office	9,961	9,729
Professional fees	25,476	25,738
Rent (Note 6)	2,400	2,400
Foreign exchange gain	(633)	(2,705)

Net loss	$(97,204)	$(95,162)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2017	15,128,332	$15,128	$1,123,132	$(1,494,415)	$(356,155)
Contributed executive services	-	-	60,000	-	60,000
Net loss	-	-	-	(95,162)	(95,162)
Balance, July 31, 2018	15,128,332	$15,128	$1,183,132	$(1,589,577)	$(391,317)

Balance, July 31, 2018	15,128,332	$15,128	$1,183,132	$(1,589,577)	$(391,317)
Contributed executive services	-	-	60,000	-	60,000
Net loss	-	-	-	(97,204)	(97,204)
Balance, July 31, 2019	15,128,332	$15,128	$1,243,132	$(1,686,781)	$(428,521)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	July 31, 2019	July 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,204)	$(95,162)
Items not affecting cash:
Contributed executive services	60,000	60,000
Unrealized foreign exchange loss (gain)	633	(1,517)
Changes in non-cash working capital items:
Increase (decrease) in accounts payable and accrued liabilities	4,401	(3,569)
Increase in accounts payable and accrued liabilities - related party	2,400	2,400
Net cash used in operating activities	(29,770)	(37,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	33,680	38,196
Net cash provided by financing activities	33,680	38,196

Change in cash for the year	3,910	348

Cash, beginning of year	511	163

Cash, end of year	$4,421	$511

Cash paid for interest during the year	$4	$-

Cash paid for income taxes during the year	$-	$-

Supplemental Cash Flow Disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2019

1. HISTORY AND ORGANIZATION OF THE COMPANY

Infitech Ventures Inc. (the "Company") was incorporated on October 24, 2000 under the Laws of the State of Nevada.  The Company intended to develop and market a wax technology relating to the process of solidifying and removing spilled oil on land and water.  The Company is currently exploring new business opportunities.  All of the Company's assets are held in Canada.

All amounts are stated in United States dollars unless otherwise noted.

2. GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern.

 The operations of the Company have primarily been funded by the issuance of common stock and funding from related parties.  Continued operations of the Company are dependent on the Company's ability to complete equity financings or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through future equity sales.  Such sales may not be available or may not be available on reasonable terms.

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

The current market conditions and volatility increase the uncertainty of the Company's ability to continue as a going concern given the need to both curtail expenditures and to raise additional funds. The Company is experiencing, and has experienced, negative operating cash flows. The Company will continue to search for new or alternate sources of financing but anticipates that the current market conditions may impact the ability to source such funds.

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Critical accounting estimates and judgements

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, assumptions or apply subjective judgement that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Assumptions, estimates and judgements are based on historical experience, expectations, current trends and other factors that management believes to be relevant at the time at which the Company's financial statements are prepared.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2019

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  At July 31, 2019 and July 31, 2018, the Company did not hold any cash equivalents.

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

For each of the years ended July 31, 2019 and 2018 the Company recorded contributed executive services in the amount of $60,000.

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current income taxes are recognized for the estimated income taxes payable or receivable on taxable income or loss from the current year and any adjustment to income taxes payable related to previous years. Current income taxes are determined using tax rates and tax laws that have been enacted or subsequently enacted by the year-end date.

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

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2019

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock.

Recent accounting pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard was effective for the Company beginning on August 1, 2018.  The standard did not have any impact on the Company's financial statements.

In January 2016, FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard was effective for the Company beginning August 1, 2018. The standard did not have any impact on the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities". This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments.  It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The new standard was effective for the Company beginning August 1, 2018. The standard did not have any impact on the Company's financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, "Leases". This ASU applies to public companies beginning January 1, 2019 and affects the requirement that lessees account for all leases - both operating and finance - on the balance sheet while recognizing both an asset for the right to use the leased asset and an obligation to make lease payments over the lease term.  The new standard was effective for the Company beginning August 1, 2019. The standard is not expected to have any impact on the Company's financial statements.

There are no other recent accounting pronouncements which are expected to have a material effect on the Company's financial statements.

4. CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

INFITECH VENTURES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
July 31, 2019

5. INCOME TAXES

The Tax Cuts and Jobs Act (the "Tax Reform"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%, which was administratively effective on August 1, 2017. The Tax Reform required the Company to use a blended statutory tax rate of 26.45% for the year ended July 31, 2018. The Company did not generate any taxable income and did not record any current income taxes in Fiscal 2018. Consequently, the tax rate change had no impact on the Company's current tax expenses for the year ended July 31, 2018 but has impacted the existing deferred tax assets and will impact future deferred tax assets to be recognized. As management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to the net deferred tax assets has been recorded.

	2019	2018

Net loss	$(97,204)	$(95,162)

Expected income tax recovery	(20,413)	(25,170)
Non-deductible expense	12,600	15,870
Unrecognized current benefit of operating losses	7,813	9,300

Total income taxes	$-	$-

The Company's total income tax asset is as follows:

Tax benefit of net operating loss carry forward	$278,624	$341,084
Valuation allowance	(278,624)	(341,084)

	$-	$-

The Company has net operating loss carry forwards of approximately $1,326,781 available for deduction against future years' taxable income.  The valuation allowance decreased to $278,624 during the year ended July 31, 2019.  Since the realization of the net operating loss carry forwards are doubtful, it is reasonably possible that the Company's estimate of the valuation allowance will change.  The operating loss carry forwards will expire at various times through 2039.

6. RELATED PARTY TRANSACTIONS

 At July 31, 2019, there is $375,325 (July 31, 2018 - $341,473) due to a director and shareholder of the Company.  The amounts are unsecured, non-interest bearing and are due on demand.

For each of the years ended July 31, 2019 and 2018 the Company accrued rent of $2,400 to a director of the Company.  Rent is accrued on a month to month basis.  At July 31, 2019 there is $38,400 (July 31, 2018 - $36,000) payable to a related party with respect to rent payable.

For each of the years ended July 31, 2019 and 2018 there was $60,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company's sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

INFITECH VENTURES INC.

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

July 31, 2019

7. SUPPLEMENTAL CASH FLOW DISCLOSURE

During the years ended July 31, 2019 and 2018, the Company's sole director contributed $60,000 as executive services which was recorded as additional paid in capital.

8. FINANCIAL INSTRUMENTS

 The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor's carrying amount or exchange amount.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:

• Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

• Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

• Level 3 - Inputs that are not based on observable market data.

Cash is classified as held for trading, and is measured at fair value using Level 1 inputs. Accounts payable and accrued liabilities, accounts payable and accrued liabilities - related party, and due to related parties are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

9 SUBSEQUENT EVENT

On August 19, 2019, a loan was granted from a director and shareholder of the Company for $380 (Cdn $500).  The amount is unsecured, non-interest bearing and is due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2019 ("Evaluation Date"). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2019 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Assessment on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

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

Lack of Audit Committee & Outside Directors on the Company's Board of Directors: We do not have a functioning audit committee and outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Paul G. Daly	69	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

Audit Committee Financial Expert

Mr. Daly does not qualify as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.  Mr. Daly believes that we will not be able to attract and retain directors who would qualify as "audit committee financial experts" at this time due to our limited financial resources.

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

Mr. Nelson is an accomplished inventor and is recognized around the world as a leading expert in paraffin waxes. Mr. Nelson has acted as a consultant to several large chemical companies. In the past, Mr. Nelson has assisted aboriginals in British Columbia, Canada prospect for gold using a secret process he developed using black light and assisted in the remediation of Chernobyl by utilizing a technology he invented to seal the nuclear reactor's stone casing or "sarcophagus" from leaking further radiation.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2018, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our sole executive officer and sole director during the fiscal year ended July 31, 2019.  However, we have recorded in our financial statements the fair value of the executive services provided to us at no cost as contributed executive services.

Outstanding Equity Awards at Fiscal Year End

As at July 31, 2019, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 29. 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Notes:

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of our shares actually outstanding on November 7, 2018.  As of November 7, 2018, there were 15,128,332 shares of our common stock issued and outstanding.

(2) Sanibel Intertrade Co. is beneficially owned by George Sagredos.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company's total assets for the last two completed fiscal years:

(i) Any of our directors or officers;

(ii) Any person proposed as a nominee for election as a director;

(iii) Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our outstanding shares of common stock;

(iv) Any of our promoters; and

(v) Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the past two fiscal years, Paul G. Daly, our sole executive officer and sole director, has provided us an aggregate of $48,000 and CDN $31,200 in short term loans. As at July 31, 2019, we owed Mr. Daly a total of $375,325.  These amounts are non-interest bearing, unsecured and payable on demand. These amounts were loaned to us by Mr. Daly to assist us in meeting our ongoing financial obligations. There is no assurance that Mr. Daly will continue to provide us with any future financing.  We have paid Mr. Daly an aggregate of $4,800 in rent for office space over the last two fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended July 31, 2019 and 2018, we retained our independent auditor, Davidson & Company LLP, Chartered Professional Accountants, to provide services in the following categories and amounts:

		Year Ended July 31, 2019		Year Ended July 31, 2018
Audit Fees		$19,500		$19,500
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL
Total		$19,500		$19,500

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

INFITECH VENTURES INC.

Date:	November 13, 2019	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2019	By:	/s/ Paul G. Daly
PAUL G. DALY
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)