Form 10-Q
period 2019-10-31
INFITECH VENTURES INC
filed 2019-12-16
CIK 1129096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of December 13, 2019, the Registrant had 15,128,332 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that can be expected for the year ending July 31, 2020.

As used in this Quarterly Report, the terms "we," "us," "our," and "Infitech" mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

October 31, 2019

(Unaudited)

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	October 31, 2019	July 31, 2019

ASSETS

Current
Cash	$3,451	$4,421

Total assets	$3,451	$4,421

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$23,810	$19,217
Accounts payable and accrued liabilities - related party (Note 5)	39,000	38,400
Due to related parties (Note 5)	375,632	375,325
Total current liabilities	438,442	432,942

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001
Issued and outstanding 15,128,332 shares
(July 31, 2019 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,258,132	1,243,132
Accumulated deficit	(1,708,251)	(1,686,781)
Total stockholders' deficiency	(434,991)	(428,521)

Total liabilities and stockholders' deficiency	$3,451	$4,421

History and Organization of the Company (Note 1)

Going Concern (Note 2)

Subsequent Events (Note 8)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	October 31, 2019	October 31, 2018

Expenses
Contributed executive services (Note 5)	$15,000	$15,000
Office	1,546	1,502
Professional fees	4,401	4,195
Rent (Note 5)	600	600
Foreign exchange gain	(77)	(696)

Net loss	$(21,470)	$(20,601)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Expressed in United States Dollars)
(Unaudited)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2018	15,128,332	$15,128	$1,183,132	$(1,589,577)	$(391,317)

Contributed executive services	-	-	15,000	-	15,000

Net loss	-	-	-	(20,601)	(20,601)

Balance, October 31, 2018	15,128,332	$15,128	$1,198,132	$(1,610,178)	$(396,918)

Balance, July 31, 2019	15,128,332	$15,128	$1,243,132	$(1,686,781)	$(428,521)

Contributed executive services	-	-	15,000	-	15,000

Net loss	-	-	-	(21,470)	(21,470)

Balance, October 31, 2019	15,128,332	$15,128	$1,258,132	$(1,708,251)	$(434,991)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	October 31, 2019	October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,470)	$(20,601)
Items not affecting cash:
Contributed executive services	15,000	15,000
Unrealized foreign exchange loss (gain)	(77)	31
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	4,593	4,820
Increase in accounts payable and accrued liabilities - related party	600	600
Net cash used in operating activities	(1,354)	(150)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	384	-
Net cash provided by financing activities	384	-

Change in cash for the period	(970)	(150)

Cash, beginning of period	4,421	511

Cash, end of period	$3,451	$361

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC. NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) October 31, 2019

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

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended July 31, 2019, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INFITECH VENTURES INC. NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) October 31, 2019

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d) Critical accounting estimates and judgements

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, assumptions or apply subjective judgement that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Assumptions, estimates and judgements are based on historical experience, expectations, current trends and other factors that management believes to be relevant at the time at which the Company’s financial statements are prepared. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2019 and July 31, 2019, the Company did not hold any cash equivalents.

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

For each of the three month periods ended October 31, 2019 and 2018 the Company recorded contributed executive services in the amount of $15,000.

INFITECH VENTURES INC. NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) October 31, 2019

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d) Income taxes

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

INFITECH VENTURES INC. NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) October 31, 2019

 5. RELATED PARTY TRANSACTIONS

At October 31, 2019, there is $375,632 (July 31, 2019 - $375,325) due to a director and shareholder of the Company. The amounts are unsecured, non-interest bearing and are due on demand.

For each of the three months ended October 31, 2019 and 2018 the Company accrued rent of $600 to a director of the Company. Rent is accrued on a month to month basis. At October 31, 2019 there is $39,000 (July 31, 2019 - $38,400) payable to a related party with respect to rent payable.

For each of the three months ended October 31, 2019 and 2018 there was $15,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company’s sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

6. SUPPLEMENTAL CASH FLOW DISCLOSURE

During the three months ended October 31, 2019 and 2018, the Company’s sole director contributed $15,000 as executive services which was recorded as additional paid in capital.

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

INFITECH VENTURES INC. NOTES TO THE FINANCIAL STATEMENTS (Expressed in United States Dollars) October 31, 2019

8 SUBSEQUENT EVENTS

On November 20, 2019, a loan was granted from a director and shareholder of the Company for $3,040 (Cdn $4,000). The amount is unsecured, non-interest bearing and is due on demand.

On December 2, 2019, a loan was granted from a director and shareholder of the Company for $10,600. The amount is unsecured, non-interest bearing and is due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements."  These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the "SEC").  Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended October 31, 2019, and changes in our financial condition from July 31, 2019. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC on November 13, 2019.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of October 31, 2019, we had cash on hand of $3,451.  If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended October 31,		Percentage Increase / (Decrease)
	2019	2018
Revenue	$-	$-	n/a
Expenses	(21,470)	(20,601)	4.2%
Net Loss	$(21,470)	$(20,601)	4.2%

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

Operating Costs and Expenses

Our operating expenses for the three months ended October 31, 2019 and 2018 consisted of the following:

	Three Months Ended October 31,		Percentage Increase / (Decrease)
	2019	2018
Contributed Executive Services	$15,000	$15,000	n/a
Office	1,546	1,502	2.3%
Professional Fees	4,401	4,195	4.9%
Rent	600	600	n/a
Foreign Exchange Gain	(77)	(696)	(88.9)%
Total Operating Expenses	$21,470	$20,601	4.2%

During the three months ended October 31, 2019, our operating expenses primarily consisted of accounting expenses, legal expenses and office administration expenses.  Our operating expenses for the three months ended October 31, 2019, increased because we recorded a lower foreign exchange gain and there was a increase in both office administration expenses and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2019	At July 31, 2019	Percentage Increase / (Decrease)
Current Assets	$3,451	$4,421	(21.9)%
Current Liabilities	(438,442)	(432,942)	1.3%
Working Capital Deficit	$(434,991)	$(428,521)	1.5%

Cash Flows

	Three Months Ended October 31,
	2019	2018
Cash Flows (Used In) Operating Activities	$(1,354)	$(150)
Cash Flows From Financing Activities	384	-
Net Increase (Decrease) In Cash During Period	$(970)	$(150)

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

Subsequent to the three months ended October 31, 2019, we received loans of $13,640 from Paul G. Daly, our sole director and executive officer. The loans are unsecured, non-interest bearing and due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2019, and for all periods presented in the attached financial statements, have been included.  Interim results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2019 ("Evaluation Date"). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2019 (the "2019 Annual Report").

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2019 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

INFITECH VENTURES INC.

Date:	December 13, 2019	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)