Form 10-Q
period 2020-04-30
INFITECH VENTURES INC
filed 2020-06-15
CIK 1129096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 15, 2020, the Registrant had 15,128,332 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that can be expected for the year ending July 31, 2020.

As used in this Quarterly Report, the terms "we," "us," "our," and "Infitech" mean Infitech Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INFITECH VENTURES INC.

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

April 30, 2020

(Unaudited)

INFITECH VENTURES INC.
BALANCE SHEETS
(Expressed in United States Dollars)

(Unaudited)

	April 30, 2020	July 31, 2019

ASSETS

Current
Cash	$1,418	$4,421

Total assets	$1,418	$4,421

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$15,088	$19,217
Accounts payable and accrued liabilities - related party (Note 5)	40,200	38,400
Due to related parties (Note 5)	393,453	375,325
Total current liabilities	448,741	432,942

Stockholders' deficiency
Common stock
Authorized 100,000,000 common shares with par value of $0.001 Issued and outstanding 15,128,332 shares (July 31, 2019 - 15,128,332)	15,128	15,128
Additional paid-in capital	1,288,132	1,243,132
Accumulated deficit	(1,750,583)	(1,686,781)
Total stockholders' deficiency	(447,323)	(428,521)

Total liabilities and stockholders' deficiency	$1,418	$4,421

History and Organization of the Company (Note 1)

Going Concern (Note 2)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine	Three	Three
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Expenses
Contributed executive services (Note 5)	$45,000	$45,000	$15,000	$15,000
Office	7,350	7,646	2,184	2,207
Professional fees	14,550	13,535	4,820	4,656
Rent (Note 5)	1,800	1,800	600	600
Foreign exchange gain	(4,898)	(2,310)	(4,338)	(1,669)

Net loss	$(63,802)	$(65,671)	$(18,266)	$(20,794)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
-basic and diluted	15,128,332	15,128,332	15,128,332	15,128,332

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Expressed in
United States Dollars)

(Unaudited)

	Common Shares		Additional
			Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, July 31, 2018	15,128,332	$15,128	$1,183,132	$(1,589,577)	$(391,317)

Contributed executive services	-	-	45,000	-	45,000

Net loss	-	-	-	(65,671)	(65,671)

Balance, April 30, 2019	15,128,332	$15,128	$1,228,132	$(1,655,248)	$(411,988)

Balance, July 31, 2019	15,128,332	$15,128	$1,243,132	$(1,686,781)	$(428,521)

Contributed executive services	-	-	45,000	-	45,000

Net loss	-	-	-	(63,802)	(63,802)

Balance, April 30, 2020	15,128,332	$15,128	$1,288,132	$(1,750,583)	$(447,323)

Balance, January 31, 2019	15,128,332	$15,128	$1,213,132	$(1,634,454)	$(406,194)

Contributed executive services	-	-	15,000	-	15,000

Net loss	-	-	-	(20,794)	(20,794)

Balance, April 30, 2019	15,128,332	$15,128	$1,228,132	$(1,655,248)	$(411,988)

Balance, January 31, 2020	15,128,332	$15,128	$1,273,132	$(1,732,317)	$(444,057)

Contributed executive services	-	-	15,000	-	15,000

Net loss	-	-	-	(18,266)	(18,266)

Balance, April 30, 2020	15,128,332	$15,128	$1,288,132	$(1,750,583)	$(447,323)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	April 30, 2020	April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(63,802)	$(65,671)
Items not affecting cash:
Contributed executive services	45,000	45,000
Unrealized foreign exchange gain	(4,898)	(1,275)
Changes in non-cash working capital items:
Decrease in accounts payable and accrued liabilities	(2,814)	(6,641)
Increase in accounts payable and accrued liabilities - related party	1,800	1,800
Net cash used in operating activities	(24,714)	(26,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related parties	21,711	27,216
Net cash provided by financing activities	21,711	27,216

Change in cash for the period	(3,003)	429

Cash, beginning of period	4,421	511

Cash, end of period	$1,418	$940

Cash paid for interest during the period	$-	$4

Cash paid for income taxes during the period	$-	$-

Supplemental Cash Flow Disclosure (Note 6)

The accompanying notes are an integral part of these financial statements.

INFITECH VENTURES INC.

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

April 30, 2020

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

The World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets globally, which effects will likely result in an economic downturn. The Company cannot predict the duration or magnitude of the adverse results connected to COVID-19, nor can it predict the effect, if any, COVID-19 will have on the Company's business or its ability to raise funds.

INFITECH VENTURES INC.

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

April 30, 2020

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended July 31, 2019, included in the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  At April 30, 2020 and July 31, 2019, the Company did not hold any cash equivalents.

INFITECH VENTURES INC.

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

April 30, 2020

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

For each of the nine month periods ended April 30, 2020 and 2019 the Company recorded contributed executive services in the amount of $45,000.

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

INFITECH VENTURES INC.

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

April 30, 2020

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").  Financial Instruments-Credit Losses (Topic 326) amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities.  For assets held on an amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU will be effective for the Company on August 1, 2020.  The Company is in the process of determining the effect the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The amendments in this ASU will be effective for the Company on August 1, 2020. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

There are no other recent accounting pronouncements which are expected to have a material effect on the Company's financial statements.

4. CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

INFITECH VENTURES INC.

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States Dollars)

April 30, 2020

5. RELATED PARTY TRANSACTIONS

 At April 30, 2020, there is $393,453 (July 31, 2019 - $375,325) due to a director and shareholder of the Company.  The amounts are unsecured, non-interest bearing and are due on demand.

For each of the nine months ended April 30, 2020 and 2019 the Company accrued rent of $1,800 to a director of the Company.  Rent is accrued on a month to month basis.  At April 30, 2020 there is $40,200 (July 31, 2019 - $38,400) payable to a related party with respect to rent payable.

For each of the nine months ended April 30, 2020 and 2019 there was $45,000 in contributed executive services recorded in additional paid in capital in relation to services of the Company's sole director.

These transactions were in the normal course of operations and were measured at the exchange value which represents the amount of consideration established and agreed to by the related parties.

6. SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended April 30, 2020 and 2019, the Company's sole director contributed $45,000 as executive services which was recorded as additional paid in capital.

7. FAIR VALUE MEASUREMENTS

Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor's carrying amount or exchange amount.    Changes in fair value to financial investments and liabilities are recognized in net income.

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

Cash is measured at fair value using Level 1 inputs. Accounts payable and accrued liabilities, accounts payable and accrued liabilities - related party, and due to related parties are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

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

INTRODUCTION

The following discussion and analysis summarizes our results of operations for the three and nine months ended April 30, 2020, and changes in our financial condition from July 31, 2019. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC on November 13, 2019.

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

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As of April 30, 2020, we had cash on hand of $1,418.  If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

In addition, the World Health Organization declared coronavirus COVID-19 a global pandemic in March 2020. COVID-19 is a contagious disease that continues to spread adversely affecting workforces, economies, and financial markets globally, which affects will likely result in an economic downturn. We cannot predict the duration or magnitude of the adverse results connected to COVID-19, nor can we predict the effect, if any, COVID-19 will have on Infitech's business or our ability to raise funds.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Nine Months Ended April 30,		Percentage Increase / (Decrease)	Three Months Ended April 30,		Percentage Increase / (Decrease)
	2020	2019		2020	2019
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(63,802)	(65,671)	(2.8)%	(18,266)	(20,794)	(12.2)%
Net Loss	$(63,802)	$(65,671)	(2.8)%	$(18,266)	$(20,794)	(12.2)%

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

Operating Costs and Expenses

Our operating expenses for the three and nine months ended April 30, 2020 and 2019 consisted of the following:

	Three Months Ended April 30,		Percentage Increase / (Decrease)	Nine Months Ended April 30,		Percentage Increase / (Decrease)
	2020	2019		2020	2019
Contributed Executive Services	$15,000	$15,000	0.0%	$45,000	$45,000	0.0%
Office	2,184	2,207	(1.1)%	7,350	7,646	(3.9)%
Professional Fees	4,820	4,656	3.5%	14,550	13,535	7.5%
Rent	600	600	0.0%	1,800	1,800	0.0%
Foreign Exchange Gain	(4,338)	(1,669)	159.8%	(4,898)	(2,310)	112.0%
Total	$18,266	$20,794	(12.2)%	$63,802	$65,671	(2.8)%

Our operating expenses decreased during the three months ended April 30, 2020, primarily as a result of recording an increased foreign exchange gain.

Our operating expenses decreased during the nine months ended April 30, 2020. Our operating expenses decreased because we recorded increased foreign exchange gain.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At April 30, 2020	At July 31, 2019	Percentage Increase / (Decrease)
Current Assets	$1,418	$4,421	(67.9)%
Current Liabilities	(448,741)	(432,942)	3.6%
Working Capital Deficit	$(447,323)	$(428,521)	4.4%

Cash Flows

	Nine Months Ended April 30,
	2020	2019
Cash Flows (Used In) Operating Activities	$(24,714)	$(26,787)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	21,711	27,216
Net Increase (Decrease) In Cash During the Period	$(3,003)	$429

Our only sources of financing for the nine month period ended April 30, 2020 was an increase in amounts due to related parties.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles.  In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2020, and for all periods presented in the attached financial statements, have been included.  Interim results for the quarter ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of April 30, 2020 ("Evaluation Date"). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2019 (the "2019 Annual Report").

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2019 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Asserting And Defending Intellectual Property Rights May Impact The Results Of Our Operations

We had applied for a patent from the Canadian Intellectual Property Office (the "CIPO"), however, we did not receive a final grant of patent from the CIPO, and we have decided to abandon our patent application at this time.  As patent applications are publicly available documents, competitors may be able to copy the formulations set out in our patent application.  Due to our limited financial resources, we do not expect to apply for patent protection for any new developments that we make to the Wax Technology.  As a result, in order to protect future developments, we will need to maintain the secrecy of our formulations and the methods we use.  If we are unable to maintain the secrecy of those developments, then competitors may be able to copy our formulations and methodology, which would have a material adverse effect on our business.

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

INFITECH VENTURES INC.

Date:	June 15, 2020	By:	/s/ Paul G. Daly
PAUL G. DALY
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)